Form 10-K
period 1993-12-31
TEXAS UTILITIES CO
filed 1994-03-25
CIK 97561

________________________________________________________________________________
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ______________________________

                                   FORM 10-K
               {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1993
                                       OR
             { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 1-3591
                         ______________________________

                            Texas Utilities Company

             (Exact name of registrant as specified in its charter)

                     A Texas                   I.R.S.  Employer
                   Corporation                  No. 75-0705930

                     2001 Bryan Tower, Dallas, Texas 75201
                        Telephone Number (214) 812-4600
                         ______________________________

Securities Registered Pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
     Title of each class                     which registered
Common Stock, without par value        New York Stock Exchange, Inc.
                                    Chicago Stock Exchange, Incorporated
                                   The Pacific Stock Exchange Incorporated

Securities Registered Pursuant to Section 12(g) of the Act: None
                         ______________________________


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                  Yes  X   No
                                                              _____    _____
                         ______________________________

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { X }
                         ______________________________

        Aggregate market value of Common Stock held by non-affiliates, based on the last reported sale price on the composite tape on February 28, 1994:
$8,723,110,054

        Common Stock outstanding at February 28, 1994: 225,841,037 shares, without par value
                         ______________________________

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement pursuant to Regulation 14A, which will be mailed to the Commission for filing on or about April 1, 1994, are incorporated by reference into Part III of this report.
________________________________________________________________________________
________________________________________________________________________________

                               TABLE OF CONTENTS

Item                                           Description                                               Page
- ----                                           -----------                                               ----
                                                  PART I

1     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
            The Company and Its Subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
            Peak Load and Capability  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2
            Fuel Supply and Purchased Power . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
            Regulation and Rates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7
            Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11
            Environmental Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

2     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15
            Construction Program  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16
            The TU Electric and SESCO Systems . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17

3     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

4     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . .      19

      Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19

                                                 PART II

5     Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . . .      20

6     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21
            Consolidated Financial Statistics . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21
            Consolidated Operating Statistics . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22

7     Management's Discussion and Analysis of Financial Condition and
        Results of Operation    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23

8     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . .      29

9     Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      57

                                                 PART III

10    Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . .      57

11    Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      57

12    Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . .      57

13    Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . .      57

                                                 PART IV

14    Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . . . . .      58

                                     PART I

ITEM 1.  BUSINESS.

                        THE COMPANY AND ITS SUBSIDIARIES

     Texas Utilities Company (Company) was incorporated under the laws of the State of Texas in 1945 and has perpetual existence under the provisions of the Texas Business Corporation Act. The Company is a holding company which owns all of the outstanding common stock of Texas Utilities Electric Company (TU Electric), which is the principal subsidiary of the Company, Southwestern Electric Service Company (SESCO) and five other wholly-owned subsidiaries which perform specialized functions within the Texas Utilities Company system. The Company and its subsidiaries are referred to herein as "System Companies."

     The Company holds no franchises other than its corporate franchise. TU Electric and SESCO possess all of the necessary franchises and certificates required to enable them to conduct their respective businesses (see Regulation and Rates).

     TU Electric is engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north central, eastern and western parts of Texas, with a population estimated at 5,650,000 -- about one-third of the population of Texas. Electric service is provided in 88 counties and 372 incorporated municipalities, including Dallas, Fort Worth, Arlington, Irving, Plano, Waco, Mesquite, Grand Prairie, Wichita Falls, Odessa, Midland, Carrollton, Tyler, Richardson and Killeen. The area is a diversified commercial and industrial center with substantial banking, insurance, communications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the State. It also includes the Dallas-Fort Worth International Airport and the Alliance Airport.

     SESCO is engaged in the purchase, transmission, distribution and sale of electric energy in ten counties in the eastern and central parts of Texas with a population estimated at 125,000. SESCO generates no electric energy.

     For consolidated energy sales and operating revenues contributed by TU Electric and SESCO for each customer classification, see Item 6. Selected Financial Data -- Consolidated Operating Statistics.

     Texas Utilities Fuel Company (Fuel Company) owns a natural gas pipeline system, acquires, stores and delivers fuel gas and provides other fuel services at cost for the generation of electric energy by TU Electric.

     Texas Utilities Mining Company (Mining Company) owns, leases and operates fuel production facilities for the surface mining and recovery of lignite at cost for the generation of electric energy by TU Electric.

     Texas Utilities Services Inc. (TU Services) provides financial, accounting, computer, telecommunications, personnel, procurement and other administrative services at cost to the System Companies. TU Services also acts as transfer agent, registrar and dividend paying agent with respect to the common stock of the Company and the preferred stock of TU Electric and as agent for participants under the Company's Automatic Dividend Reinvestment and Common Stock Purchase Plan.

                 THE COMPANY AND ITS SUBSIDIARIES -- (CONCLUDED)

     Basic Resources Inc. was organized for the purpose of developing natural resources, primarily energy sources, and related technology and services.

     Chaco Energy Company (Chaco) was organized to own and operate facilities for the acquisition, production, sale and delivery of coal and other fuels and currently leases extensive coal reserves.

     At December 31, 1993, the System Companies had 10,859 full-time employees.


                           PEAK LOAD AND CAPABILITY

     TU Electric's and SESCO's net capability, peak load and reserve, in megawatts (MW), at the time of peak were as follows during the years indicated:

                                                             PEAK LOAD (a)
                                                        ----------------------
                                                                     INCREASE
                                                                    (DECREASE)      FIRM
                                            NET                        OVER         PEAK
            YEAR                         CAPABILITY      AMOUNT     PRIOR YEAR      LOAD      RESERVE(b)
           -----                         ---------      --------    ----------     ------     ---------
            1993  . . . . . . . . . . .    21,697(c)     18,324         4.6%       17,852        3,845
            1992  . . . . . . . . . . .    21,697        17,525         3.4        17,102        4,595
            1991  . . . . . . . . . . .    21,849        16,952        (5.9)       16,831        5,018

_____________________
(a)  At the time of the 1993 peak load which occurred on July 29, SESCO was purchasing 100% of its load from
     TU Electric.  TU Electric peak load includes interruptible load at the time of peak of 499 MW in 1993,
     463 MW in 1992 and 341 MW in 1991.
(b)  Amount of net capability in excess of firm peak load at the time of peak.
(c)  Included in net capability was 1,771 MW of firm purchased capacity, including 1,691 MW of cogeneration and small power production. Excluded from net capability were purchased power contracts (150 MW) entered into by SESCO with the Lower Colorado River Authority and Central Power and Light which were entered into after the time of peak load.  Also, excluded is Comanche Peak Unit 2 (1,150 MW), which was placed into commercial operation after the peak load occurred.

     The peak load changes resulted primarily from customer growth in the service area and weather factors. TU Electric expects to continue to purchase capacity in the future from various sources. (See Fuel Supply and Purchased Power and Note 11 to Consolidated Financial Statements.)

     On November 14, 1993, the emissions chimney serving Unit 3 (750 MW) of the Monticello lignite-fueled generating station (Monticello) collapsed, rendering the unit inoperable. The unit will be rebuilt and operated as a lignite/coal-fueled facility. TU Electric expects the unit to be returned to service during 1995. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.)

     Firm peak load increases over the next ten years are expected to average approximately 2.2% annually, after giving effect to load management programs (including interruptible contracts). The ten year system resource plan for TU Electric (Resource Plan) provides for meeting the increases in required net capability through the completion of gas/oil-fueled combustion turbine and lignite-fueled capacity additions, purchased power capacity (including cogeneration and small power production) and load management programs. Load management programs are designed to improve the efficient use

                     PEAK LOAD AND CAPABILITY -- (CONCLUDED)

of TU Electric's generating units and help delay the need to add new capacity. The Resource Plan is subject to annual review as part of a regular planning process. When compared to the previous resource plan, the current plan reflects a one year deferral for the in-service dates of 1,500 MW of Twin Oak lignite units (Twin Oak), 1,230 MW of combined cycle combustion turbines and 272 MW of simple-cycle combustion turbines. The components of the Resource Plan (see Item 2. Properties -- Construction Program) are as follows:

                                            RESOURCE PLAN 1994-2003
                                            -----------------------
                                            CAPABILITY
                RESOURCE ADDITIONS             (MW)         PERCENT
                -----------------           ----------      -------
     Combustion Turbines  . . . . . . . .      1,502          28%
     Lignite/Coal . . . . . . . . . . . .      1,500          28
     Load Management  . . . . . . . . . .      1,228          22
     Purchased Power  . . . . . . . . . .      1,189          22
                                               -----         ---
          Total . . . . . . . . . . . . .      5,419         100%
                                               -----         ---
                                               -----         ---

TU Electric is currently conducting an experimental pilot project, in conjunction with regulatory and customer groups, to develop a 1995 Integrated Resource Plan (IRP). In addition to increasing public participation in the planning process, TU Electric is soliciting proposals for additional demand-side management resources and certain renewable energy resources to meet a portion of the customers' future energy requirements. The IRP is expected to be completed and filed with the Public Utility Commission of Texas (PUC) late in the summer of 1994. TU Electric hopes to obtain approval of the IRP in early 1995. It is unknown what effect, if any, this new planning process will have on future resource plans.

                        FUEL SUPPLY AND PURCHASED POWER

     Net system input for 1993 was 91,891 million kilowatt-hours (kWh) of which 79,105 million kWh were generated by TU Electric. During this period, 844,128,889 million British thermal units (Btu) of fuel (including 40,391,702 million Btu furnished by Aluminum Company of America (Alcoa) at no cost) were consumed for electric generation (see Lignite/Coal).

     Average fuel and purchased power cost (excluding capacity charges) per kWh of net input was 1.92 cents for 1993, 1.85 cents for 1992 and 1.82 cents for 1991. A comparison of the resource mix for net kWh input and the unit cost per million Btu of fuel during the last three years is as follows:

                                              MIX FOR NET              UNIT COST
                                               KWH INPUT            PER MILLION BTU
                                        ----------------------   ---------------------
                                        1993     1992     1991   1993     1992    1991
                                        ----     ----     ----   ----     ----    ----
  Fuel for Electric Generation:
    Gas/Oil (a)   . . . . . . . . . .   33.6%    34.4%    37.4%  $2.81    $2.69   $2.47
    Lignite/Coal (b)  . . . . . . . .   40.2     44.2     43.9    1.10     1.05    1.05
    Nuclear   . . . . . . . . . . . .   12.4      8.1      6.1    0.71(c)  0.41    0.33
                                       -----    -----    -----
      Total/Weighted Average
      Fuel Cost   . . . . . . . . . .   86.2     86.7     87.4   $1.73    $1.65   $1.62
  Purchased Power   . . . . . . . . .   13.8     13.3     12.6
                                       -----    -----    -----
      Total   . . . . . . . . . . . .  100.0%   100.0%   100.0%
                                       -----    -----    -----
                                       -----    -----    -----
- ---------------

(a)  Fuel oil amounted to 0.003% in 1993, 0.02% in 1992 and 0.1% in 1991 of total fuel and purchased power requirements.
(b)  Lignite cost per ton to TU Electric was $13.98 in 1993, $13.19 in 1992 and $13.48 in 1991.
(c)  Unit cost per million Btu in 1993 includes avoided cost of fuel during trial operations.  The 1993 cost, excluding
     Comanche Peak Unit 2 while in trial operation, was $0.62 in 1993.

GAS/OIL

     Fuel gas for units at nineteen of the principal generating stations of TU Electric, having an aggregate net gas/oil capability of 12,931 MW, was provided during 1993 by Fuel Company. Fuel Company supplied approximately 48% of such fuel gas requirements under contracts with producers at the wellhead and under other contracts with dedicated reserves and 52% under contracts with commercial suppliers. Additional gas/oil-fueled combustion turbines, with an aggregate net capability of 1,502 MW, are planned for the future (see Peak Load and Capability and Item 2. Properties -- Construction Program).

     Fuel Company has acquired under contracts expiring at intervals through 2008, with producers at the wellhead, supplies of gas which are generally expected to be produced over a ten to fifteen year period. As gas production under contract declines and contracts expire, new contracts are expected to be negotiated to replenish or augment such supplies. Fuel Company has negotiated gas purchase contracts, with terms ranging from one to twenty years, with a number of commercial suppliers. Additionally, Fuel Company has entered into a number of short-term gas purchase contracts with other commercial suppliers at spot market prices; however, these contracts typically do not provide for a firm supply obligation from the seller or a firm purchase obligation from Fuel Company. In the past, curtailments of gas deliveries have been experienced during periods of winter peak gas demand; however, such curtailments have been of relatively short duration, have had a minimal impact on operations and have generally required utilization of fuel oil and gas storage inventories to replace the gas curtailed. During 1993, no curtailments were experienced.

     Fuel Company owns and operates an intrastate natural gas pipeline system which extends from the gas-producing area of the Permian Basin in West Texas to the East Texas gas fields and southward to the Gulf Coast area. This system includes a one-half interest in a 36-inch pipeline which extends 395 miles from the Permian Basin area of West Texas to a point of termination south of the Dallas-Fort Worth area and has a total estimated capacity of 800 million cubic feet per day with existing compression facilities. Additionally, Fuel Company owns a 39% undivided interest in another 36-inch pipeline connecting to this pipeline and extending 58 miles eastward to one of Fuel Company's underground gas storage facilities. Fuel Company also owns and operates approximately 1,650 miles of various smaller capacity lines which are used to gather and transport natural gas from other gas-producing areas. The pipeline facilities of Fuel Company form an integrated network through which fuel gas is gathered and transported to certain TU Electric generating stations for use in the generation of electric energy.

     Fuel Company also owns and operates three underground gas storage facilities with a usable capacity of 27.2 billion cubic feet with approximately 20.2 billion cubic feet of gas in inventory at December 31, 1993. Gas stored in these facilities currently can be withdrawn for use during periods of peak demand, to meet seasonal and other fluctuations or curtailment of deliveries by gas suppliers. Under normal operating conditions, up to 500 million cubic feet can be withdrawn each day for a two-week period, with withdrawals at lower rates thereafter.

     Fuel oil is stored at all nineteen of the principally gas-fueled generating stations. At December 31, 1993, the System Companies had fuel oil storage capacity sufficient to accommodate approximately 6.6 million barrels of oil, with approximately 2.4 million barrels of oil in inventory. Fuel Company has access to an oil pipeline and owns a terminal facility to provide for more dependable and efficient movement of oil. Generally, oil required to replenish that oil removed from storage will be obtained through purchases in the open market.

LIGNITE/COAL

     Lignite is used as the primary fuel in two units at the Big Brown generating station (Big Brown), three units at Monticello, three units at the Martin Lake generating station (Martin Lake) and one unit at the Sandow generating station (Sandow), having an aggregate net capability of 5,845 MW. Two other lignite-fueled units, with an aggregate net capability of 1,500 MW, are included in the current Resource Plan (see Peak Load and Capability and Item 2. Properties -- Construction Program). TU Electric's lignite units have been constructed adjacent to surface mined lignite reserves. At the present time, TU Electric owns in fee or has under lease an estimated 863 million tons of proven reserves dedicated to existing power plants or planned future power plants. Mining Company owns, leases and operates equipment to remove the overburden and to recover lignite. One of TU Electric's lignite units, Sandow 4, is fueled from lignite deposits owned by Alcoa, which furnishes fuel at no cost to TU Electric for that portion of energy generated from such unit which is equal to the amount of energy delivered to Alcoa (see Item 6. Selected Financial Data -- Consolidated Operating Statistics).

     Lignite production operations at Big Brown, Monticello and Martin Lake are accompanied by an extensive reclamation program which returns the land to productive uses such as wildlife habitats, commercial timberland and pasture land. Similar programs are planned for future lignite-fueled production operations. For information concerning federal and state laws with respect to surface mining, see Environmental Matters.

     TU Electric supplemented TU Electric-owned lignite fuel at its Monticello plant with western coal from the Powder River Basin (PRB) in Wyoming during five months of 1993. The coal was purchased and transported on an "as-available, as-required" basis. Because current mine capacity in the PRB is greater than the demand at this time, ample amounts of western coal are available on the spot market at favorable prices. Fuel requirements at Monticello were reduced as a result of the November 1993 collapse of the emissions chimney at Unit 3. Consequently, deliveries of western coal were discontinued and lignite mining operations at the Monticello mines were reduced. When Unit 3 returns to service, lignite mining operations and western coal deliveries at Monticello will resume in order to supply the required fuels. Further, TU Electric is also actively considering the use of western coal as a supplemental fuel at its other existing lignite-fueled plants and as a long-term alternative fuel for existing and future units. For information concerning applicable air quality standards, see Environmental Matters.

     Chaco has rights to sub-bituminous coal reserves totaling more than 120 million recoverable tons located in the Star Lake region of San Juan and McKinley counties in northwest New Mexico. In 1990, Chaco entered into a revised lease agreement with a major mineral interest owner, Hospah Coal Company (Hospah), a subsidiary of Santa Fe Industries, Inc. (Santa Fe), estimated to cover more than 300 million additional tons of recoverable coal in the same area of New Mexico. Chaco and Santa Fe also entered into a separate agreement providing for the transportation of coal mined from both of these deposits. In 1993, Santa Fe transferred the coal-related assets of Hospah to Hanson Natural Resources Company. This transfer of assets includes the lease agreement between Chaco and Hospah. This agreement will continue in accordance with its terms. For information pertaining to these agreements, see Note 11 to Consolidated Financial Statements.

NUCLEAR

     TU Electric owns and operates two nuclear-fueled generating units at the Comanche Peak nuclear generating station (Comanche Peak), each of which is designed for a net capability of 1,150 MW. (See Peak Load and Capability.)

     The nuclear fuel cycle requires the mining and milling of uranium ore to provide uranium oxide concentrate (U3O8), the conversion of U3O8 to uranium hexafluoride (UF6), the enrichment of the UF6 and the fabrication of the enriched uranium into fuel assemblies. TU Electric has on hand or has contracted for the raw materials and services it expects to need for its nuclear units through the years shown below:

             Uranium    Conversion   Enrichment   Fabrication
             -------    ----------   ----------   -----------
              2001        2003         2014          2002


     TU Electric expects to meet its U3O8 requirements through the years shown above from inventory on hand and amounts under contract. Although TU Electric cannot predict the future availability of uranium and nuclear fuel services, TU Electric does not currently expect to have difficulty obtaining U3O8 and the services necessary for its conversion, enrichment and fabrication into nuclear fuel for years later than those shown above.

     The National Energy Policy Act of 1992 (Energy Act) has provisions for the recovery of a portion of the costs associated with the decommissioning and decontamination of the gaseous diffusion plants used to enrich uranium for fuel. These costs are being recovered in fees paid to the Department of Energy as determined by the Secretary of Energy. The total annual assessment for all domestic utilities is capped at $150 million per federal fiscal year assessable for fifteen years. TU Electric's share, as established by the Department of Energy, is estimated to be $1.3 million per year.

                 FUEL SUPPLY AND PURCHASED POWER -- (CONCLUDED)


     The Nuclear Waste Policy Act of 1982, as amended (NWPA), provides for the development by the federal government of interim storage and permanent disposal facilities for spent nuclear fuel and/or high level radioactive waste materials. TU Electric is unable to predict when the federal government will be able to provide such storage and disposal facilities. Under provisions of the NWPA, funding for the program is provided by a one-mill per kWh fee currently levied on electricity generated and sold from nuclear reactors, including the Comanche Peak units. Onsite storage capacity for spent fuel is sufficient to accommodate the operation of Comanche Peak for approximately 10 years and this storage capacity can be increased, subject to approval by the Nuclear Regulatory Commission (NRC).

PURCHASED POWER

     In 1993, TU Electric and SESCO purchased an aggregate of 12,786 million kWh or approximately 14% of their energy requirements and had available 1,771 MW of firm purchased capacity, or approximately 8%, of net capability under contract at the time of peak load. TU Electric and SESCO may acquire purchased power capacity in the future to accommodate a portion of system load and continue to investigate potential available sources. For information concerning the Resource Plan, see Peak Load and Capability and Note 11 to Consolidated Financial Statements.

GENERAL

     Neither TU Electric nor SESCO is able to predict: (i) whether or not problems may be encountered in the future in obtaining the fuel and purchased power it will require, (ii) the effect upon its operations of any difficulty it may experience in protecting its rights to fuel and purchased power now under contract, or (iii) the cost of fuel and purchased power. All reasonable costs of fuel and purchased power are generally recoverable subject to the rules of the PUC. (See Regulation and Rates for information pertaining to the method of recovery of purchased power and fuel costs.)

                              REGULATION AND RATES

REGULATION

     The Company is a holding company as defined in the Public Utility
Holding Company Act of 1935. However, the Company and its subsidiary companies are exempt from the provisions of such Act, except Section 9(a)(2) which relates to the acquisition of securities of public utility companies.

     TU Electric and SESCO do not transmit electric energy in interstate commerce or sell electric energy at wholesale in interstate commerce, or own or operate facilities therefor, and their facilities are not connected directly or indirectly to other systems which are involved in such interstate activities, except during the continuance of emergencies permitting temporary or permanent connections or under order of the Federal Energy Regulatory Commission (FERC) exempting TU Electric and SESCO from jurisdiction under the Federal Power Act. In view thereof, TU Electric and SESCO believe that they are not public utilities as defined in the Federal Power Act and have been advised by their counsel that they are not subject to general regulation under such Act.

     The PUC has original jurisdiction over electric rates and service in unincorporated areas and those municipalities that have ceded original jurisdiction to the PUC and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, the Texas Public

Utility Regulatory Act prohibits the collection of any rates or charges (including charges for fuel) by a public utility that does not have the prior approval of the PUC. The provisions for inclusion of construction work in progress (CWIP) in rate base provide that such inclusion is an exceptional form of rate relief to be granted only when necessary to the financial integrity of the utility and that it shall not be included for major projects to the extent they have been imprudently planned or managed.

     The construction of new production facilities of TU Electric and SESCO is subject to PUC certification. In January 1992, the PUC approved Notice of Intent (NOI) applications which were filed by TU Electric in June 1991 for 1,512 MW of combustion turbines and 650 MW of coal-fired generation. An NOI is the first step of a process for PUC approval for construction of utility plant. Certain intervenors in the NOI proceeding appealed the PUC's approval. On November 23, 1993, the 126th Judicial District Court of Travis County, Texas announced its decision to reverse and remand the PUC's approval; however, the court has not yet issued a judgment. TU Electric will decide about an appeal after the judgment is issued. (See Peak Load and Capability and Item 2. Properties -- Construction Program.)
     TU Electric is subject to the jurisdiction of the NRC with respect to nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such plants to continuing review and regulation.

     In August 1992, following action by the NRC staff which extended the construction permit for Comanche Peak Unit 2, an Atomic Safety and Licensing Board (ASLB) was established to determine whether proposed intervenors have standing to intervene and, if so, whether valid issues exist to necessitate a hearing to determine if there was a good cause to extend such construction permit. In December 1992, the ASLB issued an order denying a hearing on these petitions, and the proposed intervenors have taken actions to appeal this decision. In April 1993, the NRC denied such appeals, and two of the proposed intervenors petitioned the U.S. Court of Appeals for the District of Columbia Circuit to grant a summary reversal of the NRC order and stay the operating license. On February 24, 1994, the appeal was voluntarily dismissed.

     The System Companies are also subject to various other federal, state and local regulations. (See Environmental Matters.)

FUEL COST RECOVERY RULE

     Pursuant to a PUC rule governing the recovery of fuel costs, the recovery of TU Electric and SESCO's eligible fuel costs is provided through fixed fuel factors. The rule allows a utility's fuel factor to be revised upward or downward every six months, according to a specified schedule. Each six months, a utility is required to petition to make either surcharges or refunds to ratepayers, together with interest based on a twelve month average of prime commercial rates, for any material cumulative under- or over-recovery of fuel costs. If the cumulative difference between the under- or over-recovery, plus interest, is in excess of 4% of the annual estimated fuel costs most recently approved by the PUC, it will be deemed to be material. Accordingly, in August 1993, TU Electric petitioned the PUC for a recovery of approximately $144.5 million, including interest, in under-collected fuel costs through June 30, 1993, which were due primarily to increased natural gas costs. The PUC approved the recovery of such costs in the final order in Docket 11735. The recovery will be offset by the refund of the difference between bonded rates and rates approved in the final order.
(See Docket 11735 below, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 10 to Consolidated Financial Statements.)

     The fuel cost recovery rule also contains a procedure for an expedited change in the fixed fuel factor in the event of an emergency. Final reconciliation of fuel costs must be made either in a reconciliation proceeding, which may cover no more than three years and no less than one year, or in a general rate case. In a final reconciliation, a utility has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. In addition, the rule provides for recovery of purchased power capacity costs with respect to purchases from qualifying facilities, to the extent such costs are not otherwise included in base rates. Recovery is made on a monthly basis through a Power Cost Recovery Factor (PCRF). The energy-related costs of such purchases are included in the fixed fuel factor. Penalties of up to 10% will be imposed in the event an emergency increase has been granted when there was no emergency or when collections under the PCRF exceed PCRF costs by 10% in any month or 5% in the most recent twelve months.

DOCKET 11735

     In January 1993, TU Electric made applications to the PUC (Docket
11735) and to its municipal regulatory authorities for upward adjustments in rates for electric service throughout its service area, which would have increased annual operating revenues by approximately $760 million, or 15.3%, based upon the test year ended June 30, 1992. Such request reflected, among other things, costs associated with Comanche Peak Unit 2, costs associated with Comanche Peak Unit 1 after the end of the Docket 9300 (see below) test year, additional ad valorem taxes and certain postretirement benefit costs. In August 1993, pursuant to rules of the PUC, TU Electric placed its requested rate increase into effect, under bond and subject to refund with interest, applicable to energy sales on and after such date. Revenues were recorded net of an estimated reserve for possible refunds.

     In October 1993, the PUC issued an order (Order) approving the terms of an agreement (Settlement Agreement) among TU Electric, the General Counsel's office of the PUC and applicable intervenors which, among other things, settled all remaining issues relating to the design, construction and cost of Comanche Peak through commencement of commercial operation of Unit 2. The Settlement Agreement provided for the disallowance in Docket 11735 of $250 million of costs relating to the completion of Comanche Peak. Pursuant to the Order, TU Electric refunded $5 million in fuel charges previously incurred in order to resolve the fuel phase of Docket 11735 under which TU Electric was seeking reconciliation of approximately $4.6 billion of fuel costs incurred during the three year period ended June 30, 1992, under the fuel rule in effect prior to May 1993. Further, in order to resolve the primary issue in another proceeding which resulted from a complaint filed against TU Electric in October 1992 by the General Counsel's office of the PUC, as a result of the Order, TU Electric agreed to write off $83 million of allowance for funds used during construction (AFUDC), which consisted of the amount subject to dispute in such proceeding and similar charges subsequently accrued. Also, under the Settlement Agreement and confirmed in the Docket 11735 final order (see below), TU Electric will recover, ratably over an eight year period, $197 million of operation and maintenance expenditures incurred by TU Electric in connection with its recent cost reduction program. However, an additional $25 million of such expenditures will not be subject to recovery and was written off by TU Electric. As a result of the Settlement Agreement, TU Electric recorded a charge against earnings in September 1993 of approximately $363 million ($265 million after tax).


On January 28, 1994, the PUC issued a final order in Docket 11735 which provided for a total annual revenue increase of approximately $435 million, or 8.7%. TU Electric strongly disagrees with the final order and has filed a motion for rehearing with the PUC, and will appeal the outcome, if necessary. As a result of this final order, unless the order is changed on rehearing, TU Electric will refund the difference between the bonded rates and the rates approved in the final order, including interest, all of which is being fully reserved by TU Electric. The total amount to be refunded will be determined once approved rates have been implemented, which is expected to be during the second quarter of 1994. The amount to be refunded at December 31, 1993 was approximately $141.2 million. Such refund will be mitigated by a fuel cost surcharge approved by the PUC of approximately $144.5 million, including interest, in under-collected fuel costs through June 30, 1993. (See Fuel Cost Recovery Rule.)


     In November 1993, an intermediate appellate court in Texas, considering an appeal of another utility's rate case, ruled that utilizing tax benefits generated by costs not allowed in rates to reduce rates charged to customers was required by prior court rulings for all disallowed costs, including capital costs. TU Electric believes that such rulings are erroneous and not consistent with the Texas Public Utility Regulatory Act. According to a Private Letter Ruling issued to TU Electric by the Internal Revenue Service (IRS) with respect to investment tax credits, such ratemaking treatment, to the extent related to property classified for tax purposes as public utility property, would result in a violation of the normalization rules contained in the Internal Revenue
Code of 1986, as amended (Code).   Violation of the normalization rules would
result in a significant adverse effect on TU Electric's results of operation and liquidity. The tax benefits associated with the Comanche Peak costs disallowed in Docket 9300 (see below) could be affected as a result of the court's method. In addition, in its final order in Docket 11735, the PUC reduced rates for the tax benefits generated by certain costs which were not allowed in rates. However, the PUC recognized the potential for a normalization violation if investment tax credits and tax depreciation generated by disallowed plant costs are used to reduce rates. Therefore, the PUC ordered TU Electric to obtain a Private Letter Ruling from the IRS with respect to tax depreciation on disallowed plant. Thus, TU Electric's rates would not reflect the tax depreciation benefit of disallowed plant unless the IRS rules such benefits can be utilized to reduce rates without violating the normalization rules contained in the Code. Such a finding by the IRS would require TU Electric to refund the tax depreciation benefits to its customers. TU Electric does not believe it is likely that such refund will occur if the IRS maintains a position similar to that stated in its previous Private Letter Ruling to TU Electric.

DOCKET 9300

     In September 1991, the PUC issued a final order in TU Electric's prior rate case (Docket 9300), which provided for a total revenue increase of approximately $442 million and included $695 million of CWIP in rate base to support the revenue increase. It also included a prudence disallowance of $472 million with respect to certain Comanche Peak costs relating to 87.8% of TU Electric's ownership interest in both units of Comanche Peak. With respect to TU Electric's reacquisition of the remaining 12.2% minority owner interests in Comanche Peak, the order included an additional disallowance of $909 million.

                       REGULATION AND RATES -- (CONCLUDED)


     In November 1991, TU Electric filed a petition in the 250th Judicial District Court of Travis County, Texas, requesting a reversal and remand of the Docket 9300 final order. Other parties to the PUC proceeding also filed appeals with respect to various portions of the order. In September 1992, after a hearing, the Court entered a judgment in the appeals which affirmed the prudence disallowance of $472 million but reversed and remanded to the PUC for reconsideration those portions of the PUC's final order providing for additional disallowances aggregating $884 million with respect to TU Electric's reacquisition of minority owner interests in Comanche Peak. The Court recognized that on remand the PUC may adjust the amount of CWIP included in TU Electric's rate base to be consistent with the PUC's redeterminations regarding the minority owner reacquisitions and the amount of cash working capital. Therefore, TU Electric does not expect this judgment to affect the rates approved in the Docket 9300 final order. Other parties to this suit have appealed this judgment. TU Electric disagrees with certain portions of this judgment and also has appealed. It is unable to predict the outcome of such appeals and any reconsiderations by the PUC.


                                  COMPETITION

     The electric utility industry in general has become, and is expected to be, increasingly competitive due to a variety of regulatory and economic developments. The level of competition is affected by, among other things, price, reliability of service, the cost of energy alternatives, new technologies and governmental regulations. TU Electric and SESCO's electric businesses are exposed to certain competitive forces in varying degrees.

     TU Electric and SESCO, like the electric industry generally, face increasing competition in the supply of bulk power at wholesale. Electric utilities have historically sought to sell surplus capacity and energy outside their traditional service territories. The Energy Act was designed, among other things, to foster competition in the wholesale market by (a) facilitating, through amendments to the Public Holding Company Act of 1935, the ownership and operation of generating facilities by "exempt wholesale generators" (which may include independent power producers as well as affiliates of electric utilities) and (b) authorizing, through amendments to the Federal Power Act, the FERC under certain conditions to order utilities which own transmission facilities to provide wholesale transmission services to or for other utilities and other entities selling electric energy. While TU Electric and SESCO have experienced competitive pressures in the wholesale market, resulting in a minor loss of load, wholesale sales constitute a relatively low percentage of total sales. See Item 6. Selected Financial Data
- - Consolidated Operating Statistics.

     The legislatures and/or the regulatory commissions in several states have considered or are considering "retail wheeling" which, in general terms, means the transmission by an electric utility of energy produced by another entity over its transmission and distribution system to a retail customer in such utility's service territory. A requirement to transmit directly to retail customers would have the result of permitting retail customers to purchase electric capacity and energy from, at the election of such customers, the electric utility in whose service area they are located or from any other electric utilities or independent power producers. This issue has not been actively pursued in the Texas legislature or by the PUC.

                           COMPETITION -- (CONCLUDED)


     TU Electric and SESCO generally have the right, through PUC certification, to provide electric service to the public within their service areas. However, some energy consumers in their service areas have the ability to produce their own electricity or use alternative forms of energy. Additionally, TU Electric and SESCO operate in some dually certified areas with other utilities.

     Neither TU Electric nor SESCO are able to predict the extent of future competitive developments or what impact, if any, such developments may have on their operations.


                             ENVIRONMENTAL MATTERS

     The System Companies are subject to various federal, state and local regulations dealing with air and water quality and related environmental matters (see Item 2. Properties -- Construction Program for environmental expenditures).

AIR

     Under the Texas Clean Air Act, the Texas Natural Resource Conservation Commission (TNRCC), formerly the Texas Air Control Board and the Texas Water Commission, has jurisdiction over the permissible level of air contaminant emissions from generating facilities located within the State of Texas. In addition, the new source performance standards of the Environmental Protection Agency (EPA) promulgated under the federal Clean Air Act, as amended (Clean Air
Act), which have also been adopted by the TNRCC, are applicable to such generating units, the construction of which commenced after September 18, 1978. TU Electric's generating units have been constructed to operate in compliance with current regulations and emission standards promulgated pursuant to these Acts; however, due to variations in the quality of the lignite fuel, operation of certain of the lignite-fueled generating units at reduced loads is required from time to time in order to maintain compliance with these standards. Planned future generating facilities have received state and federal permits and are designed to comply with applicable statutes and regulations.

     The Clean Air Act includes provisions which, among other things, place limits on the sulfur dioxide emissions produced by generating units. The Clean Air Act requires that fossil-fueled plants meet new sulfur dioxide emission standards by 1995 (Phase I) and additional sulfur dioxide emission standards by 2000 (Phase II). TU Electric's generating units are not affected by the Phase I requirements. The applicable Phase II requirements currently are met by 52 out of 56 of TU Electric's generating units. Because the sulfur dioxide emissions from the other four units are relatively low and alternatives are available to enable these units to reduce sulfur dioxide emissions or utilize compensatory reduction allowances achieved in other units, compliance with the applicable Phase II sulfur dioxide requirements is not expected to have a significant impact on TU Electric. In January 1993, the EPA issued its "core" regulations to implement the sulfur dioxide reduction program. TU Electric is preparing compliance plans in accordance with the regulations.

     To meet these sulfur dioxide requirements, the Clean Air Act provides for the annual allocation of sulfur dioxide emission allowances to utilities. Under the Clean Air Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances. The EPA grants a maximum number of allowances annually to TU Electric based on the amount of emissions from units in operation during the period 1985-1987. The Clean Air Act also provides that TU Electric will be granted additional annual allowances for certain TU Electric units under construction based on part of their anticipated emissions. TU Electric intends to utilize internal allocation of emission allowances within its system and, if it is cost effective, may purchase emission allowances to enable both existing and future electric generating units to meet the requirements of the Clean Air Act. TU Electric is unable to predict the extent to which it may generate excess allowances or will be able to acquire allowances from others if needed.

     Other provisions of the Clean Air Act may require TU Electric to take other actions. TU Electric's lignite-fired generating units meet the nitrogen oxide limits currently required by the Clean Air Act. The requirements of the Clean Air Act for ozone nonattainment areas may require nitrogen oxide emission reductions at TU Electric's natural gas-fired units in the Dallas-Fort Worth area. The Clean Air Act also requires studies over a four year period by the EPA to assess the potential for toxic emissions from utility boilers. TU Electric is unable to predict either the results of such studies or the effects of any subsequent regulations. Continuous emission monitoring systems are required by the Clean Air Act to be installed by 1995 on most of TU Electric's fossil-fueled units. Installation began in 1992 and is expected to be completed as required.

     Only certain parts of the regulations implementing the Clean Air Act have been published as final rules. Until more of these regulations have been promulgated and specific state requirements developed, TU Electric will not be able to fully determine the cost or method for compliance for these requirements. TU Electric believes that it can meet the requirements necessary to be in compliance with these provisions as they are developed. Estimates for the capital requirements related to the Clean Air Act are included in TU Electric's estimated construction expenditures. Any additional capital costs, as well as any increased operating costs associated with new requirements or compliance measures, are expected to be recoverable through rates, as similar costs have been recovered in the past.

WATER

     The TNRCC and the EPA have jurisdiction over all water discharges (including storm water) from all System Companies' facilities. TU Electric's facilities presently in operation have been constructed to operate in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TU Electric, Fuel Company, and Mining Company have obtained all required waste water discharge permits from the TNRCC and the EPA for facilities in operation and have applied for or obtained all such permits for facilities under construction. TU Electric, Fuel Company, and Mining Company believe they can satisfy the requirements necessary to obtain any required permits or renewals.

     Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TNRCC. TU Electric possesses all necessary permits for these activities from the TNRCC for its present operations and plants under construction.

OTHER

     Federal legislation regulating surface mining was enacted in August
1977 and regulations implementing the law have been issued. Mining Company's lignite mining operations are currently

ITEM 1. BUSINESS (CONCLUDED).

                      ENVIRONMENTAL MATTERS -- (CONCLUDED)


regulated at the state level by the Railroad Commission of Texas, with oversight by the United States Department of the Interior's Office of
Surface Mining, Reclamation and Enforcement.   Surface mining permits have
been issued for current Mining Company operations that provide fuel for Big Brown, Monticello and Martin Lake.

     Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended (RCRA). The EPA has issued regulations under the RCRA and the TNRCC has issued regulations under the Texas act applicable to TU Electric facilities. TU Electric has registered its solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

     Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide by 1996, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas is taking steps to site, construct and operate a low-level radioactive waste disposal site by 1996 and submitted a license application in March 1992 for a low-level waste disposal facility. The State of Texas has entered into an agreement with other states in its region to take and dispose of all low-level radioactive waste from Texas for the period January 1, 1993 through June 30, 1994. It is expected that such material will be stored on-site until other facilities are available.

ITEM 2.  PROPERTIES.

     The Company owns no utility plant or real property. At December 31, 1993, TU Electric owned or leased and operated the following units:

           ELECTRIC                                             NET
          GENERATING                                        CAPABILITY
             UNITS             FUEL SOURCE                     (MW)         %
          ----------           -----------                  ----------    -----
              47       Natural Gas (a). . . . . . . .         11,936       56.7
               9       Lignite/Coal (b) . . . . . . .          5,845       27.7
               2       Nuclear  . . . . . . . . . . .          2,300       10.9
              10       Diesel . . . . . . . . . . . .             20        0.1
              15       Combustion Turbines (c). . . .            975        4.6
                                                              ------      -----
                        Total . . . . . . . . . . . .         21,076      100.0
                                                              ------      -----
                                                              ------      -----

____________________
(a)  Thirty-eight natural gas units are designed to operate on fuel oil for short periods when gas supplies are interrupted or curtailed.  Five natural gas units are designed to operate on fuel oil for extended periods.
(b)  Includes the Monticello Unit 3 (750 MW).
(c)  Natural gas units leased and operated by TU Electric.  Such units are designed to operate on fuel oil for extended periods.

     The principal generating facilities and load centers of TU Electric are connected by 3,861 circuit miles of 345,000 volt transmission lines and 9,098 circuit miles of 138,000 and 69,000 volt transmission lines.

     TU Electric is connected by six 345,000 volt lines to Houston Lighting
& Power Company; by three 345,000 volt, eight 138,000 volt and nine 69,000 volt lines to West Texas Utilities Company; by two 345,000 volt, seven 138,000 volt and one 69,000 volt lines to the Lower Colorado River Authority; by four 345,000 volt and eight 138,000 volt lines to the Texas Municipal Power Agency; and at several points with smaller systems operating wholly within Texas.
SESCO is connected to TU Electric by three 138,000 volt lines, eight 69,000 volt lines and two lines at distribution voltage. TU Electric and SESCO are members of the Electric Reliability Council of Texas (ERCOT), an intrastate network of investor-owned entities, cooperatives and public entities. ERCOT is the regional reliability coordinating organization for member electric power systems in Texas.

     The generating stations and other important units of property of TU Electric and SESCO are located on lands owned primarily in fee simple. The greater portion of the transmission and distribution lines of TU Electric and SESCO, and of the gas gathering and transmission lines of Fuel Company, has been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law. The rights of the System Companies in the realty on which their properties are located are considered by them to be adequate for their use in the conduct of their business. Minor defects and irregularities customarily found in titles to properties of like size and character may exist, but any such defects and irregularities do not materially impair the use of the properties affected thereby. TU Electric, SESCO and Fuel Company have the right of eminent domain whereby they may, if necessary, perfect or secure titles to privately held land used or to be used in their operations. Utility plant of TU Electric and SESCO is generally subject to the liens of their respective mortgages.

                              CONSTRUCTION PROGRAM


     The Company has taken steps to substantially reduce construction expenditures from amounts previously estimated. Such expenditures, excluding AFUDC (see Note 1 to Consolidated Financial Statements), are presently estimated at $400 million for each of the years 1994, 1995 and 1996. The System Companies are subject to federal, state and local regulations dealing with environmental protection (see Item 1. Business--Environmental Matters). Expenditures for construction to meet the requirements of such regulations at existing generating units are estimated to be $55 million for 1994 and were approximately $34 million in 1993, $25.4 million for 1992 and $10.4 million for 1991.

     TU Electric's Resource Plan includes two lignite-fueled 750 MW units at Twin Oak currently scheduled for service for the peak seasons of 2000 and 2001, respectively. However, estimated construction expenditures, excluding AFUDC, for the 1994-1996 period do not include any significant amounts for the resumption of construction of these units. Active construction and the accrual of AFUDC on Twin Oak, suspended in 1987 due to forecast changes in load growth, would need to resume in 1996 in order to meet the current schedule. Assuming the units are financed by TU Electric using traditional methods, approximately $210 million would be added to construction expenditures in 1996.

     TU Electric's Resource Plan also includes 1,502 MW of gas/oil-fueled combustion turbine units (including 272 MW of simple cycle combustion turbines planned for completion during the peak season of 1999), none of which requires significant construction expenditures in the 1994-1996 period reflected above.

     The reevaluation of growth expectations, the effects of inflation, additional regulatory requirements and the availability of fuel, labor, materials and capital may result in changes in estimated construction costs and dates of completion. Commitments in connection with the construction program are generally revocable subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties. (See Item 1. Business
- -- Peak Load and Capability.)

     For information regarding financing of the construction program, see
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                       THE TU ELECTRIC AND SESCO SYSTEMS
                               DECEMBER 31, 1993

ITEM 3.  LEGAL PROCEEDINGS.

  In May 1990, Nancy F. King and Rodney B. Shields, allegedly as shareholders of the Company, filed suit in the United States District Court for the Northern District of Texas derivatively on behalf of the Company against the Company as a nominal defendant and James K. Dobey, Jack W. Evans, J. S. Farrington, William M. Griffin, Margaret N. Maxey, Erle Nye, Charles R. Perry and William H. Seay, directors of the Company, and Burl B. Hulsey, Jr. and Charles N. Prothro, former directors of the Company. The plaintiffs allege mismanagement involving gross negligence, willful misconduct, breaches of fiduciary duty and waste of corporate assets on the part of the defendants in connection with activities relating to Comanche Peak. In September 1991, the Court entered an order which stayed this suit until thirty days after entry of a final judgment by the District Court in TU Electric's appeal of the final order of the PUC in Docket 9300. In September 1992, a final judgment in this appeal was entered by the District Court. (See Item 1. Business -- Regulation and Rates.) The plaintiff refused to extend the stay pending the appeals of this judgment, filed an amended complaint which claimed damages in excess of $1.247 billion, added as defendants two former directors of the Company, Perry G. Brittain and James H. Zumberge, and one current director of the Company, James A. Middleton, and removed Rodney B. Shields as a plaintiff. In response, the Company moved to extend the stay through resolution of the appeals or alternatively to dismiss the suit. In December 1992, this suit was consolidated with a similar suit described below. In January 1993, the Court entered an order which stays the consolidated suit until thirty days after the disposition of all appeals from the final order of the PUC in Docket 9300. (See Item 1. Business -- Regulation and Rates.)

  In November 1991, Sheree Anne Meyer, as custodian for Adam Joseph Davenport, allegedly as a shareholder of the Company, filed suit in the United States District Court for the Northern District of Texas derivatively on behalf of the Company and TU Electric against the Company and TU Electric as nominal defendants and J. S. Farrington, Erle Nye, James
K. Dobey, Jack W. Evans, William M. Griffin, Margaret N. Maxey, James A. Middleton, Charles R. Perry and William H. Seay, directors of the Company, and James H. Zumberge, a former director of the Company, S. S. Swiger, a former officer of the Company, and T. L. Baker, an officer of TU Electric. The plaintiff alleges breaches of fiduciary duty and negligence primarily relating to Comanche Peak, which the plaintiff claims have resulted in damages in an amount not less than $1.381 billion. In December 1991, the Court entered an order which stayed this suit until thirty days after entry of a final judgment by the District Court in TU Electric's appeal of the final order of the PUC in Docket 9300. In September 1992, a final judgment in this appeal was entered by the District Court. (See Item 1. Business -- Regulation and Rates.) The plaintiff refused to extend the stay pending the appeals of this judgment and the Company moved to extend the stay through resolution of the appeals or alternatively to dismiss the suit. In December 1992, this suit was consolidated into the suit described above.
In January 1993, the Court entered an order which stays the consolidated suit until thirty days after the disposition of all appeals from the final order of the PUC in Docket 9300. (See Item 1. Business - Regulation and Rates.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

- ------------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT



                                    POSITIONS AND
                                  OFFICES PRESENTLY             DATE FIRST
                                  HELD (CURRENT TERM            ELECTED TO            BUSINESS EXPERIENCE
 NAME OF OFFICER       AGE       EXPIRES MAY 20, 1994)       PRESENT OFFICE(S)       (PRECEDING FIVE YEARS)
 ---------------       ----    -------------------------   ----------------------    -----------------------
 J. S. Farrington       59     Chairman, Chief             February 20, 1987         Same.
                                 Executive and
                                 Director

 Erle Nye               56     President and               February 20, 1987         Same and Chief Executive
                                 Director                                              of TU Electric.

 H. Jarrell Gibbs       56     Vice President and          November 15, 1991         Executive Vice President
                                 Principal Financial                                   of TU Electric; prior
                                 Officer                                               thereto, Executive Vice
                                                                                       President of the Texas
                                                                                       Electric Service Division
                                                                                       of TU Electric; prior
                                                                                       thereto, Vice President
                                                                                       of TU Electric.


There is no family relationship between any of the above named executive officers.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The Company's common stock is listed on the New York, Chicago and Pacific stock exchanges (symbol: TXU).

     The price range of the common stock of the Company on the composite tape, as reported by The Wall Street Journal, and the dividends paid, for each of the calendar quarters of 1993 and 1992 were as follows:

    Quarter Ended                                             Price Range                    Dividends Paid
    -------------                             ----------------------------------------    --------------------
                                                     1993                  1992             1993        1992
                                              -----------------       ----------------    ---------   --------
                                                High      Low           High     Low
                                              -------   -------       -------  -------
   March 31 . . . . . . . . . . . . . . .     $47 3/8   $41 5/8       $42      $37 1/2      $0.76       $0.75
   June 30  . . . . . . . . . . . . . . .      47 7/8    44 1/4        39 7/8   37           0.77        0.76
   September 30 . . . . . . . . . . . . .      49 3/4    45 1/2        43 3/4   38 5/8       0.77        0.76
   December 31  . . . . . . . . . . . . .      47        42 1/4        43 5/8   40 5/8       0.77        0.76
                                                                                            -----       -----
                                                                                            $3.07       $3.03
                                                                                            -----       -----
                                                                                            -----       -----

     The Company has declared common stock dividends payable in cash in each year since its incorporation in 1945. The Board of Directors of the Company, at its February 1994 meeting, declared a regular quarterly dividend of $0.77 a share. Future dividends, however, may vary depending upon the Company's profit levels and capital requirements as well as financial and other conditions existing at the time. Reference is made to Note 4 to Consolidated Financial Statements regarding limitations upon payment of dividends on common stock of TU Electric and SESCO.

     The approximate number of record holders of the common stock of the Company as of February 28, 1994, was 113,078.

Item 6.  SELECTED FINANCIAL DATA.

                       CONSOLIDATED FINANCIAL STATISTICS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------------------
                                                                   1993*         1992         1991*        1990          1989
                                                                 ---------     ---------     --------    --------      ---------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total assets -- end of year . . . . . . . . . . . . . . . . .    $21,518,128  $19,428,568  $18,792,782  $18,650,979  $17,219,155
- --------------------------------------------------------------------------------------------------------------------------------
Utility plant -- gross -- end of year . . . . . . . . . . . .    $23,836,729  $23,043,778  $21,927,788  $20,726,629  $19,136,977
  Accumulated depreciation and amortization -- end of year. .      4,710,398    4,251,002    3,851,330    3,446,785    3,148,407
  Reserve for regulatory disallowances -- end of year . . . .      1,308,460    1,308,460    1,308,460        --           --
  Construction expenditures (including allowance for
   funds used during construction)  . . . . . . . . . . . . .        871,450    1,136,971    1,232,239    1,453,594    1,812,471
- --------------------------------------------------------------------------------------------------------------------------------
Capitalization -- end of year
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . .    $ 8,379,826 $  7,931,981 $  7,951,086 $  7,380,575 $  6,416,923
  Preferred stock:
   Not subject to mandatory redemption  . . . . . . . . . . .      1,083,008      909,564    1,007,728    1,007,728    1,007,732
   Subject to mandatory redemption  . . . . . . . . . . . . .        396,917      418,748      425,758      426,737      329,009
  Common stock equity . . . . . . . . . . . . . . . . . . . .      6,570,993    6,590,537    6,283,675    6,827,808    6,330,263
                                                                 -----------  -----------  -----------  -----------  -----------
          Total . . . . . . . . . . . . . . . . . . . . . . .    $16,430,744  $15,850,830  $15,668,247  $15,642,848  $14,083,927
                                                                 -----------  -----------  -----------  -----------  -----------
                                                                 -----------  -----------  -----------  -----------  -----------
Capitalization ratios -- end of year
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . .          51.0%        50.0%        50.8%        47.2%        45.6%
  Preferred stock . . . . . . . . . . . . . . . . . . . . . .           9.0          8.4          9.1          9.2          9.5
  Common stock equity . . . . . . . . . . . . . . . . . . . .          40.0         41.6         40.1         43.6         44.9
                                                                 -----------  -----------  -----------  -----------  -----------
          Total . . . . . . . . . . . . . . . . . . . . . . .         100.0%       100.0%       100.0%       100.0%       100.0%
                                                                 -----------  -----------  -----------  -----------  -----------
                                                                 -----------  -----------  -----------  -----------  -----------
- --------------------------------------------------------------------------------------------------------------------------------
Embedded interest cost on long-term debt -- end of year . . .           8.7%         9.2%         9.7%         9.8%         9.8%
Embedded dividend cost on preferred stock -- end of year. . .           7.6%         8.4%         8.5%         8.6%         8.3%
- --------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of a change
  in accounting principle . . . . . . . . . . . . . . . . . .       $368,660     $619,204    $(409,964)    $850,802     $779,084
Cumulative effect of a change in accounting for unbilled
  revenue (Net of taxes of $41,679,000)(Note 12)  . . . . . .          --          80,907        --           --           --
                                                                 -----------  -----------  -----------  -----------  -----------
Consolidated net income (loss)  . . . . . . . . . . . . . . .       $368,660     $700,111    $(409,964)    $850,802     $779,084
                                                                 -----------  -----------  -----------  -----------  -----------
                                                                 -----------  -----------  -----------  -----------  -----------
Dividends declared on common stock  . . . . . . . . . . . . .       $682,438     $653,146    $ 624,261     $575,424     $512,084
- --------------------------------------------------------------------------------------------------------------------------------
Common stock data
  Shares outstanding -- average . . . . . . . . . . . . . . .    221,555,218  214,850,225  207,357,881  193,460,523  175,567,061
  Shares outstanding -- end of year . . . . . . . . . . . . .    224,345,422  217,316,054  210,700,373  196,970,326  183,189,361
  Earnings per share (on average shares outstanding):
   Before cumulative effect of a change in accounting . . . .          $1.66        $2.88       $(1.98)       $4.40        $4.44
   Cumulative effect of a change in accounting
     for unbilled revenue   . . . . . . . . . . . . . . . . .            --          0.38          --           --           --
                                                                 -----------  -----------  -----------  -----------  -----------
          Total earnings per average share  . . . . . . . . .          $1.66        $3.26       $(1.98)       $4.40        $4.44
                                                                 -----------  -----------  -----------  -----------  -----------
                                                                 -----------  -----------  -----------  -----------  -----------
  Dividends declared per share  . . . . . . . . . . . . . . .          $3.08        $3.04        $3.00        $2.96        $2.92
  Book value per share -- end of year . . . . . . . . . . . .         $29.29       $30.33       $29.82       $34.66       $34.56
  Return on average common stock equity . . . . . . . . . . .           5.6%        10.9%       (6.3)%        12.9%        13.0%
- --------------------------------------------------------------------------------------------------------------------------------
Allowance for funds used during construction as
  percent of consolidated net income  . . . . . . . . . . . .          71.4%        43.5%         -- %        72.6%        65.0%
- --------------------------------------------------------------------------------------------------------------------------------

   * Certain financial statistics for the years 1993 and 1991 were affected by TU Electric recording regulatory disallowances in the rate orders issued by the Public Utility Commission of Texas in Dockets 11735 and 9300, respectively. (See Note 10 to Consolidated Financial Statements.)

Item 6.  SELECTED FINANCIAL DATA (Concluded).

                       CONSOLIDATED OPERATING STATISTICS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------------
                                                                    1993        1992         1991        1990         1989
                                                                  --------    --------     --------    --------     ---------
ELECTRIC ENERGY GENERATED AND
  PURCHASED (MWh)
  Generated -- net station output . . . . . . . . . . . . . .     79,105,495  74,652,339  76,326,601   76,044,403  74,925,395
  Purchased and net interchange . . . . . . . . . . . . . . .     12,785,246  11,417,251  11,027,061   12,179,724  12,588,899
                                                                  ----------  ----------  ----------   ----------  ----------
   Total generated and purchased  . . . . . . . . . . . . . .     91,890,741  86,069,590  87,353,662   88,224,127  87,514,294
  Company use, losses and unaccounted for . . . . . . . . . .      6,397,110   5,747,156   4,996,123    4,496,294   5,571,768
                                                                  ----------  ----------  ----------   ----------  ----------
   Total electric energy sales  . . . . . . . . . . . . . . .     85,493,631  80,322,434  82,357,539   83,727,833  81,942,526
                                                                  ----------  ----------  ----------   ----------  ----------
                                                                  ----------  ----------  ----------   ----------  ----------
ELECTRIC ENERGY SALES (MWh)
  Residential . . . . . . . . . . . . . . . . . . . . . . . .     30,221,666  27,266,411  28,505,885   28,157,802  27,294,613
  Commercial  . . . . . . . . . . . . . . . . . . . . . . . .     24,044,045  22,959,464  23,012,114   23,429,101  22,539,351
  Industrial  . . . . . . . . . . . . . . . . . . . . . . . .     21,415,721  21,108,894  21,482,750   21,839,196  21,377,542
  Government and municipal  . . . . . . . . . . . . . . . . .      5,377,027   5,032,780   5,056,868    4,914,503   4,683,259
                                                                  ----------  ----------  ----------   ----------  ----------
   Total general business   . . . . . . . . . . . . . . . . .     81,058,459  76,367,549  78,057,617   78,340,602  75,894,765
  Other electric utilities  . . . . . . . . . . . . . . . . .      4,435,172   3,954,885   4,299,922    5,387,231   6,047,761
                                                                  ----------  ----------  ----------   ----------  ----------
   Total electric energy sales  . . . . . . . . . . . . . . .     85,493,631  80,322,434  82,357,539   83,727,833  81,942,526
                                                                  ----------  ----------  ----------   ----------  ----------
                                                                  ----------  ----------  ----------   ----------  ----------
OPERATING REVENUES (thousands)
  Residential . . . . . . . . . . . . . . . . . . . . . . . .     $2,254,832  $1,995,767  $2,043,421   $1,859,239  $1,752,679
  Commercial  . . . . . . . . . . . . . . . . . . . . . . . .      1,499,266   1,405,546   1,391,995    1,266,030   1,228,672
  Industrial  . . . . . . . . . . . . . . . . . . . . . . . .        864,452     849,365     852,952      801,821     817,802
  Government and municipal  . . . . . . . . . . . . . . . . .        342,639     304,286     303,597      273,596     251,941
                                                                  ----------  ----------  ----------   ----------  ----------
   Total general business   . . . . . . . . . . . . . . . . .      4,961,189   4,554,964   4,591,965    4,200,686   4,051,094
  Other electric utilities  . . . . . . . . . . . . . . . . .        215,625     209,170     228,075      232,755     245,821
                                                                  ----------  ----------  ----------   ----------  ----------
   Total from electric energy sales   . . . . . . . . . . . .      5,176,814   4,764,134   4,820,040    4,433,441   4,296,915
  Other operating revenues (including unbilled revenue
   and over/under-recovered fuel revenue)*  . . . . . . . . .        257,698     143,742      73,133      109,182      23,613
                                                                  ----------  ----------  ----------   ----------  ----------
          Total operating revenues  . . . . . . . . . . . . .     $5,434,512  $4,907,876  $4,893,173   $4,542,623  $4,320,528
                                                                  ----------  ----------  ----------   ----------  ----------
                                                                  ----------  ----------  ----------   ----------  ----------
ELECTRIC CUSTOMERS (end of year)
  Residential . . . . . . . . . . . . . . . . . . . . . . . .      2,020,667   1,952,916   1,921,119    1,900,005   1,875,524
  Commercial  . . . . . . . . . . . . . . . . . . . . . . . .        221,422     210,185     205,555      205,359     210,824
  Industrial  . . . . . . . . . . . . . . . . . . . . . . . .         21,954      21,969      22,156       22,214      22,024
  Government and municipal  . . . . . . . . . . . . . . . . .         29,034      28,204      27,719       24,538      23,434
                                                                  ----------  ----------  ----------   ----------  ----------
   Total general business   . . . . . . . . . . . . . . . . .      2,293,077   2,213,274   2,176,549    2,152,116   2,131,806
  Other electric utilities  . . . . . . . . . . . . . . . . .            220         243         247           63          64
                                                                  ----------  ----------  ----------   ----------  ----------
   Total electric customers   . . . . . . . . . . . . . . . .      2,293,297   2,213,517   2,176,796    2,152,179   2,131,870
                                                                  ----------  ----------  ----------   ----------  ----------
                                                                  ----------  ----------  ----------   ----------  ----------

RESIDENTIAL STATISTICS (excludes master-metered
  customers, kWh sales and revenues)
   Average kWh per customer   . . . . . . . . . . . . . . . .         15,210      13,329      14,099       14,050      13,754
   Average revenue per kWh  . . . . . . . . . . . . . . . . .         7.78cents   7.41cents   7.26cents    6.69cents   6.50cents

______________________________
Industrial classification includes service to Alcoa-Sandow:
   Electric energy sales (MWh)  . . . . . . . . . . . . . . .      3,166,797   3,157,852   3,359,824    3,517,431   3,276,303
   Operating revenues (thousands)   . . . . . . . . . . . . .        $53,352     $56,043     $55,987      $55,274     $56,985

* In 1992, other operating revenues do not include $122,586,000 of unbilled base rate revenues which were reclassified as a cumulative effect of a change in accounting principle effective January 1, 1992.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

     The primary capital requirements of Texas Utilities Company (Company) in 1993 and as estimated for 1994 through 1996 are as follows:

                                                                1993         1994        1995        1996
                                                               ------       ------      ------      ------
                                                                           THOUSANDS OF DOLLARS
    Cash construction expenditures (excluding
      allowance for funds used during construction)  . . .   $  628,000    $400,000    $400,000    $400,000
    Nuclear fuel (excluding allowance for funds used
      during construction) and non-utility property  . . .       93,000      66,000      62,000      72,000
    Maturities and redemptions of long-term debt,
      sinking fund requirements and redemptions
      of preferred stock . . . . . . . . . . . . . . . . .    2,944,000     151,000     135,000     246,000
                                                             ----------    --------    --------    --------
           Total                                             $3,665,000    $617,000    $597,000    $718,000
                                                             ----------    --------    --------    --------
                                                             ----------    --------    --------    --------

     For information concerning construction work contemplated by the Texas Utilities Company System (System Companies) and the commitments with respect thereto, see Item 2. Properties -- Construction Program and Note 11 to Consolidated Financial Statements.

     The System Companies have generated cash from operations sufficient to meet operating needs, pay dividends on capital stock and finance a portion of capital requirements. Factors affecting the ability of Texas Utilities
Electric Company (TU Electric) to continue to fund a portion of its capital requirements from operations include adequate rate relief in the future reflecting regulatory practices allowing recovery of capital investment through adequate depreciation rates, normalization of federal income taxes, recovery of the cost of fuel and purchased power and the opportunity to earn competitive rates of return required in the capital markets.

     In order to remain competitive and in response to the recent disappointing rate order in Docket 11735, the Company has taken steps to reduce operating costs and capital expenditures and is reviewing various alternatives and strategies to improve future earnings potential and its basic financial position. This review may result in further initiatives which may include, but not necessarily be limited to, alternative uses or disposition of existing assets, somewhat greater utilization of short-term and variable rate securities, new marketing and rate initiatives and application for additional rate increases from regulatory authorities. It is not possible at this time to predict the effect any of these possible initiatives will have on the Company's financial position or its results of operation. For 1993, approximately 68% of the cash needed for construction expenditures was generated from operations by the System Companies. The Company believes internal cash generation will increase as a result of the Docket 11735 rate order and through the implementation of the initiatives discussed above.

     In August 1993, TU Electric placed Comanche Peak Unit 2 in commercial operation and implemented, under bond, its 15.3% rate increase requested in Docket 11735. In September 1993, TU Electric recorded a charge against earnings of approximately $363 million ($265 million after tax) related to an agreement (Settlement Agreement) among the parties involved in TU Electric's Docket 11735. The Settlement Agreement resolved all issues in the prudence and fuel phases of Docket 11735 and also permits TU Electric to recover, ratably over an eight year period, $197 million of expenditures incurred in connection with the Company's recent cost reduction program. The Settlement Agreement also resolved the difference between TU Electric and the Public Utility Commission of Texas (PUC) staff that was the primary issue in another proceeding related to the accrual of an allowance for funds used during

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED).

LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

construction (AFUDC), during the bonded rate period of Docket 9300, on construction work in progress (CWIP) that was subsequently included in rate base pursuant to the final order in Docket 9300.

On January 28, 1994, the PUC issued a final order in Docket 11735 which provided for a total annual revenue increase of approximately $435 million, or 8.7%. TU Electric strongly disagrees with the final order and has filed a motion for rehearing with the PUC, and will appeal the outcome, if necessary. As a result of this final order, unless the order is changed on rehearing, TU Electric will refund the difference between the bonded rates and the rates approved in the final order, including interest, all of which is being fully reserved by TU Electric. The total amount to be refunded will be determined once approved rates have been implemented, which is expected to be during the second quarter of 1994. The amount to be refunded at December 31, 1993 was
approximately $141.2 million.   Such  refund will be mitigated by a fuel cost
surcharge approved by the PUC of approximately $144.5 million, including interest, in under-collected fuel costs through June 30, 1993. For additional information regarding the rate decision, see Item 1. Business -- Regulation and Rates and Note 10 to Consolidated Financial Statements.

     As a result of the final order and its effects on earnings, TU Electric could be restricted from issuing additional shares of preferred stock. TU Electric does not believe this restriction would materially affect its ability to fund its continuing operations or capital requirements. Although TU Electric cannot predict the outcome of its appeal of the Docket 9300 rate decision or its expected appeal of the Docket 11735 rate decision, future regulatory actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed above, which might significantly alter its basic financial position.

     On November 14, 1993, the emissions chimney for Unit 3 of the Monticello Steam Electric Station collapsed. The cause of the collapse has not been determined but such unit and the associated lignite mining operation will be inoperative until completion of repairs. TU Electric is formulating the engineering, procurement and construction plans that will return the unit to service in 1995. The cost of repairs is covered by TU Electric's insurance which includes a $2,000,000 deductible. Therefore, the Company does not expect the accident to materially effect its results of operation or financial position.

     On July 1, 1993, Southwestern Electric Service Company (SESCO) became a wholly-owned subsidiary of the Company pursuant to approval by shareholders of SESCO and the Securities and Exchange Commission. The acquisition was accounted for as a purchase business combination with the resulting goodwill being amortized evenly over forty years. The operations of SESCO after the date of acquisition have been reflected in the consolidated financial statements. The acquisition of SESCO did not have a material effect on the Company's results of operation or financial position.

     External funds of a permanent or long-term nature are obtained through the sales of common stock, preferred stock and long-term debt by the System Companies. The capitalization ratios of the Company and its subsidiaries at December 31, 1993 consisted of approximately 51% long-term debt, 9% preferred stock and 40% common stock equity.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED).

LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

     The System Companies had financings totaling $3,805,754,370 in 1993. Proceeds from such financings were used primarily for the early redemption of higher coupon debt and higher dividend preferred stock. The System Companies redeemed or made principal payments of $2,944,339,000 on long-term debt and preferred stock. Financings in 1993 by the System Companies included the following:

LONG-TERM DEBT:

                                                                  PRINCIPAL
                 DESCRIPTION                                       AMOUNT           INTEREST RATE           MATURITY
                 -----------                                      ---------         -------------           --------
First mortgage and collateral trust bonds (TU Electric). . .   $2,050,000,000     5-1/2% to 7-7/8%        1998 to 2025
Taxable pollution control series (TU Electric)*  . . . . . .      100,000,000           4.25%                 2023
Pollution control series (TU Electric) . . . . . . . . . . .      298,465,000      5-1/2% to 6.10%        2022 to 2028
Senior notes (Mining Company)  . . . . . . . . . . . . . . .      325,000,000       6-1/2% to 7%          2000 to 2005
                                                               --------------
          Total                                                $2,773,465,000
                                                               --------------
                                                               --------------

______________________________
   * The taxable pollution control series bonds are in a flexible mode and while in such mode will be remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit. TU Electric has sufficient unused existing lines of credit that would allow refinancing of the bonds on a long-term basis should remarketing prove unsuccessful.

COMMON STOCK (COMPANY):

                                                                                             NET
                         DESCRIPTION                                       SHARES          PROCEEDS
                         -----------                                       ------          --------
Automatic Dividend Reinvestment and Common Stock Purchase Plan. . .      5,163,587      $220,848,000
Employees' Thrift Plan and Employee Stock Ownership Plan  . . . . .        445,465        20,123,000
Acquisition of SESCO  . . . . . . . . . . . . . . . . . . . . . . .      1,420,316        59,976,000
                                                                         ---------      ------------
            Total . . . . . . . . . . . . . . . . . . . . . . . . .      7,029,368      $300,947,000
                                                                         ---------      ------------
                                                                         ---------      ------------

                                                          NET
                                        SHARES          PROCEEDS            DIVIDENDS
                                        ------          --------         ---------------
PREFERRED STOCK (TU ELECTRIC) . . . .  7,500,000*    $731,342,370        $6.375 to $8.20

______________________________
   * Four depositary shares have been issued with respect to each of 5,000,000 of such underlying shares of preferred stock.

The replacement of higher coupon debt and higher dividend preferred stock during 1993 reduced interest and dividend requirements by approximately $45,000,000 on an annualized basis. TU Electric redeemed $15,000,000 of 10.45% First Mortgage and Collateral Trust Bonds, Secured Medium-Term Notes on March 16, 1994 and intends to redeem $335,000,000 of First Mortgage Bonds with interest rates ranging from 7-3/8% to 9-1/2% on April 1, 1994 with each redemption subject to the deposit of the necessary redemption monies by TU Electric. Additional early redemptions of long-term debt and preferred stock may occur from time to time in amounts presently undetermined. (See Notes 5 and 6 to Consolidated Financial Statements.)

     On February 2, 1994, the Company amended its Automatic Dividend Reinvestment and Common Stock Purchase Plan. The amendments include the option for the purchase of common stock on the open market through an independent broker to meet share requirements under the plan.

     The System Companies expect to sell additional debt and equity securities as needed (subject to the possible restriction on the issuance of additional shares of preferred stock as discussed above) including the possible future sale by TU Electric of up to $450,000,000 of First Mortgage and Collateral Trust Bonds currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933. TU Electric also has 250,000 shares of Cumulative Preferred Stock ($100 liquidation value) similarly registered. It is the intent of the Company and TU Electric to negotiate a new credit facility prior to the scheduled reduction in June 1994 in the joint lines of credit of the

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED).

LIQUIDITY AND CAPITAL RESOURCES -- (CONCLUDED)

Company and TU Electric. The new facility would be used for working capital, as back-up for commercial paper and for other corporate purposes. For information regarding short-term financings of the Company, see Note 2 to Consolidated Financial Statements.

     The Company's capital requirements have not been significantly affected by the requirements of the federal Clean Air Act, as amended (Clean Air Act). Although TU Electric is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact on the Company. Any additional capital costs, as well as any increased operating costs associated with these new requirements, are expected to be recoverable through rates, as similar costs have been recovered in the past.

     The National Energy Policy Act of 1992 addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. TU Electric and SESCO are unable to predict the impact of regulations implementing this legislation on their operations until such regulations are promulgated and approved. However, TU Electric and SESCO believe that such legislation reflects the trend toward increased competition in the energy industry.

     While TU Electric and SESCO have experienced competitive pressures in the wholesale market resulting in a minor loss of load, wholesale sales constitute a relatively low percentage of total sales. TU Electric and SESCO are unable to predict the extent of future competitive developments or what impact, if any, such developments may have on operations. (See Item 1. Business -- Competition.)

     See Item 6. Selected Financial Data -- Consolidated Financial Statistics for additional information.

RESULTS OF OPERATION

     Operating revenues increased 10.7% and 0.3% for the years ended December 31, 1993 and 1992, respectively. The following table details the factors contributing to these changes:

                                                INCREASE (DECREASE)
                                                --------------------
              FACTORS                             1993        1992
           ------------                         --------    --------
                                                THOUSANDS OF DOLLARS
Base rate revenue . . . . . . . . . . . . . .   $357,076    $(57,824)
Fuel revenue  . . . . . . . . . . . . . . . .    150,707      42,161
Power cost recovery factor revenue  . . . . .     (1,313)        (89)
Unbilled revenue and other  . . . . . . . . .     20,166      30,455
                                                --------    --------
    Total . . . . . . . . . . . . . . . . . .   $526,636    $ 14,703
                                                --------    --------
                                                --------    --------

Base rate revenue increased in 1993 due to higher energy sales and higher rate levels implemented in August 1993 as compared to a decrease in base rate revenues in 1992 as a result of lower energy sales. Energy sales increased 6.4% for 1993 and decreased 2.5% for 1992. The increase in energy sales in 1993 was due primarily to increased customer usage resulting from more normal weather conditions and an increase in customers, while the decrease in 1992 resulted from milder than normal weather and unfavorable economic conditions, partially offset by an increase in customers. The rate increase placed in effect in August 1993 increased base rate revenues, net of amounts to be refunded, by approximately $177 million in 1993. The increase in fuel revenue for 1993 resulted from increased energy sales and increased fuel costs. The increase in fuel revenue in 1992 was primarily due to fuel refunds in 1991, partially offset by decreased energy sales in 1992. The increase in unbilled revenue and other resulted from a larger accrual of unbilled revenue in both periods. (See Note 12 to Consolidated Financial Statements.)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED).

RESULTS OF OPERATION -- (CONTINUED)

     Fuel and purchased power expense increased 10.7% and 0.9% for 1993 and 1992, respectively. Fuel and purchased power expense increased for 1993 primarily due to increased energy sales and the increase in the price of gas partially offset by an increased utilization of nuclear fuel. The 1992 increase in fuel and purchased power was primarily the result of an increased price of gas which more than offset the decrease in generation. (See Item 1. Business -- Fuel Supply and Purchased Power and Item 6. Selected Financial Data
- -- Consolidated Operating Statistics.)

     Total operating expenses, excluding fuel and purchased power, increased 15.7% for 1993 and decreased 1.3% for 1992. Operation, maintenance and depreciation expenses increased in 1993 as a result of the commencement of commercial operation of Unit 2 of Comanche Peak in August 1993. Operation expense in 1993 also increased due to higher pension costs and other postretirement benefits costs associated with Financial Accounting Standards Board (FASB) Statement 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", partially offset by lower employee labor costs. Maintenance expense was also affected by inventory adjustments during the third and fourth quarters of 1993. Operation and maintenance expenses decreased in 1992 primarily due to decreased employee related costs and management's efforts to further reduce other costs through a cost reduction program. Depreciation expense decreased in 1992 as a result of recording the disallowances associated with Comanche Peak Unit 1 in TU Electric's Docket 9300 rate order. Taxes other than income increased in 1993 due primarily to increased local gross receipts taxes resulting from higher tax rates on increased revenues and an increase in ad valorem taxes. The increase in 1993 was partially offset by a refund of prior years franchise taxes of approximately $23,875,000.

     AFUDC decreased 13.5% and 16.4% in 1993 and 1992, respectively. The decrease in 1993 was primarily due to the discontinuation of the accrual of AFUDC on Unit 2 of Comanche Peak when such unit achieved commercial operation in August 1993. This decrease was partially offset by the change to a gross rate in 1993 related to the adoption of FASB Statement 109, "Accounting for Income Taxes", for projects commenced before March 1986 (see Notes 1 and 7 to Consolidated Financial Statements). The decrease in 1992 was caused by the implementation of the Docket 9300 rate order placing $695 million of CWIP in rate base and the exclusion of $485 million of CWIP disallowed on Unit 2 of Comanche Peak. (See Note 10 to Consolidated Financial Statements.)

     The regulatory disallowances reflect charges resulting from the Settlement Agreement among the parties in Docket 11735. (See Note 10 to Consolidated Financial Statements.)

     Other income and deductions -- net decreased for both periods due to reduced interest income on temporary cash investments partially offset by an increase in interest income on under-recovered fuel revenue in 1993.

     Federal income taxes -- other income decreased in 1993 due to the effect of recording the taxes associated with the regulatory disallowances and increased in 1992 because 1991 was affected by the recording of taxes associated with the provision for regulatory disallowances. (See Notes 7 and 10 to Consolidated Financial Statements.)

     Total interest charges, excluding AFUDC, decreased 0.2% and 7.4% for 1993 and 1992, respectively. Interest on mortgage bonds increased in 1993 as a result of new issues sold and the annualization of interest on bond issues sold in the prior period, partially offset by reduced interest requirements as a

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONCLUDED).

RESULTS OF OPERATION -- (CONCLUDED)

result of the Company's refinancing efforts. The decrease in 1992 resulted from retirements and redemptions of certain higher rate issues. Interest on other long-term debt decreased in both periods due to the continuing retirement of debt incurred on the purchases of the minority ownership interests in Comanche Peak and refunding of higher interest rate debt. Other interest expense decreased in all periods due primarily to decreased interest on short-term borrowings and decreased interest on over-recovered fuel revenues partially offset by increased amortization of debt issuance expenses and redemption premiums.

     Preferred stock dividends decreased 2.7% and 2.6% for 1993 and 1992, respectively, primarily due to the redemption of series with higher dividend rates partially offset by dividends on new issues.

     The cumulative effect of recording unbilled revenue reflects the accounting change made on January 1, 1992, by TU Electric to begin recording base rate revenue for energy sales sold but not billed.

     The major factors affecting earnings in 1993 were the implementation of the rate increase, the recording of the regulatory disallowances, the discontinuation of AFUDC on Unit 2 of Comanche Peak and the commencement of depreciation on approximately $668 million of investment in Comanche Peak Unit
2 incurred after the end of the Docket 11735 test year which was not included
in rates.   The factors mentioned above resulted in a decrease in consolidated net income of 47.3% for 1993. The change in accounting for unbilled revenue in 1992 and the recording of the provision for regulatory disallowances in 1991 (see Note 10 to Consolidated Financial Statements) resulted in an increase to consolidated net income in 1992 over 1991. The change in accounting for unbilled revenue increased consolidated net income $0.48 per share, of which $0.38 per share represents the cumulative effect of the change in accounting principle at January 1, 1992. The consolidated net loss in 1991 was due to the recognition of the provision for regulatory disallowances and the provision for refunds and related interest. Another major factor affecting earnings in 1992 and 1991 was the discontinuation of the accrual of AFUDC on approximately $1.3 billion of investment in Comanche Peak Unit 1, incurred after the end of the test year, which was not reflected in rates until Docket 11735 bonded rates were implemented.

ACCOUNTING CHANGES

     In November 1993, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement 112) was issued. Statement 112 is effective for fiscal years beginning after December 15, 1993. Statement 112 applies to certain types of postemployment benefits provided to former or inactive employees after employment but before retirement. The Company does not expect Statement 112 to have a material effect on the Company's financial position or results of operation.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

                                                                          YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                  1993             1992             1991
                                                                --------         --------         --------
                                                                           THOUSANDS OF DOLLARS
OPERATING REVENUES  . . . . . . . . . . . . . . . . . . . .    $5,434,512       $4,907,876       $4,893,173
                                                               ----------       ---------        ----------
OPERATING EXPENSES
   Fuel and purchased power . . . . . . . . . . . . . . . .     1,858,054        1,678,514        1,663,274
   Operation  . . . . . . . . . . . . . . . . . . . . . . .       812,555          731,344          778,939
   Maintenance  . . . . . . . . . . . . . . . . . . . . . .       350,004          301,251          309,424
   Depreciation and amortization  . . . . . . . . . . . . .       439,548          421,300          436,877
   Federal income taxes . . . . . . . . . . . . . . . . . .       322,118          171,088          120,078
   Taxes other than income  . . . . . . . . . . . . . . . .       465,307          441,060          448,875
                                                               ----------       ---------        ----------
      Total operating expenses  . . . . . . . . . . . . . .     4,247,586        3,744,557        3,757,467
                                                               ----------       ---------        ----------
OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . .     1,186,926        1,163,319        1,135,706
                                                               ----------       ---------        ----------
OTHER INCOME (LOSS)
   Allowance for equity funds used during construction  . .       150,125          194,462          251,744
   Regulatory disallowances (Note 10) . . . . . . . . . . .      (359,556)           --          (1,381,145)
   Other income and deductions -- net . . . . . . . . . . .        33,518           35,837           50,882
   Federal income taxes (Notes 7 and 10)  . . . . . . . . .       112,574          (11,417)         357,180
                                                               ----------       ---------        ----------
      Total other income (loss) . . . . . . . . . . . . . .       (63,339)         218,882         (721,339)
                                                               ----------       ---------        ----------
TOTAL INCOME  . . . . . . . . . . . . . . . . . . . . . . .     1,123,587        1,382,201          414,367
                                                               ----------       ---------        ----------
INTEREST CHARGES
   Interest on mortgage bonds . . . . . . . . . . . . . . .       611,090          598,235          608,729
   Interest on other long-term debt . . . . . . . . . . . .       109,459          122,494          130,475
   Other interest . . . . . . . . . . . . . . . . . . . . .        32,254           33,586           75,825
   Allowance for borrowed funds used during construction  .      (113,108)        (109,736)        (112,301)
                                                               ----------       ---------        ----------
      Total interest charges  . . . . . . . . . . . . . . .       639,695          644,579          702,728
PREFERRED STOCK DIVIDENDS OF SUBSIDIARY . . . . . . . . . .       115,232          118,418          121,603
                                                               ----------       ---------        ----------
Income (loss) before cumulative effect of a change
   in accounting principle  . . . . . . . . . . . . . . . .       368,660          619,204         (409,964)
Cumulative effect of a change in accounting for unbilled
   revenue (Net of taxes of $41,679,000)(Note 12) . . . . .         --              80,907            --
                                                               ----------       ---------        ----------
CONSOLIDATED NET INCOME (LOSS)  . . . . . . . . . . . . . .    $  368,660       $  700,111       $ (409,964)
                                                               ----------       ---------        ----------
                                                               ----------       ---------        ----------
Average shares of common stock outstanding (thousands)  . .       221,555          214,850          207,358
Earnings per share (on average shares outstanding):
   Before cumulative effect of a change in accounting . . .         $1.66            $2.88           $(1.98)
   Cumulative effect of a change in accounting
    for unbilled revenue  . . . . . . . . . . . . . . . . .          --               0.38              --
                                                               ----------       ---------        ----------
      Total earnings per share  . . . . . . . . . . . . . .         $1.66            $3.26           $(1.98)
                                                               ----------       ---------        ----------
                                                               ----------       ---------        ----------
   Dividends declared per share of common stock . . . . . .         $3.08            $3.04            $3.00

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                                                                           YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                   1993             1992            1991
                                                                 --------         --------        --------
                                                                            THOUSANDS OF DOLLARS
BALANCE AT BEGINNING OF YEAR  . . . . . . . . . . . . . . .    $2,171,018       $2,125,889       $3,160,114
ADD -- Consolidated net income (loss) . . . . . . . . . . .       368,660          700,111         (409,964)
       LESOP dividend deduction tax benefit (Note 7)  . . .         6,975            --               --
                                                               ----------       ---------        ----------
      Total . . . . . . . . . . . . . . . . . . . . . . . .     2,546,653        2,826,000        2,750,150
DEDUCT -- Dividends declared on common stock (for amounts per
             share, see Statements of Consolidated Income)        682,438          653,146          624,261
          Preferred stock redemption costs  . . . . . . . .        21,802            1,836            --
                                                               ----------       ---------        ----------
BALANCE AT END OF YEAR  . . . . . . . . . . . . . . . . . .    $1,842,413       $2,171,018       $2,125,889
                                                               ----------       ---------        ----------
                                                               ----------       ---------        ----------

          See accompanying Notes to Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------
                                                                  1993            1992             1991
                                                                --------        --------         --------
                                                                           THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Consolidated net income (loss)  . . . . . . . . . . . . .  $    368,660     $    700,111      $  (409,964)
  Adjustments to reconcile consolidated net income (loss)
   to cash provided by operating activities:
   Depreciation and amortization (including amounts
      charged to fuel)  . . . . . . . . . . . . . . . . . .       543,441          477,201          482,378
   Deferred federal income taxes -- net   . . . . . . . . .        82,290          171,487         (247,633)
   Federal investment tax credits -- net  . . . . . . . . .       (22,383)         (22,957)         (56,208)
   Allowance for equity funds used during construction  . .      (150,125)        (194,462)        (251,744)
   Regulatory disallowances (Note 10)   . . . . . . . . . .       359,556            --           1,381,145
   Provision for refunds and related interest -- net  . . .       (27,235)         (18,475)          44,893
   Cumulative effect of a change in accounting for
     unbilled revenue -- net (Note 12)  . . . . . . . . . .         --             (80,907)           --
   Changes in assets and liabilities:
     Receivables -- net   . . . . . . . . . . . . . . . . .       (90,561)         103,394          (30,863)
     Inventories  . . . . . . . . . . . . . . . . . . . . .        11,112          (23,545)         (14,462)
     Accounts payable -- net  . . . . . . . . . . . . . . .         2,797           20,599           (8,320)
     Interest and taxes accrued   . . . . . . . . . . . . .        14,449            2,267          115,345
     Other working capital  . . . . . . . . . . . . . . . .       154,154           29,232           24,921
     Under-recovered fuel revenue -- net of deferred
        taxes . . . . . . . . . . . . . . . . . . . . . . .       (83,501)         (27,854)         (28,729)
     Voluntary retirement/severance program   . . . . . . .         --            (119,668)           --
     Other -- net   . . . . . . . . . . . . . . . . . . . .        29,751           10,179           37,910
                                                             ------------     ------------      -----------
       Cash provided by operating activities  . . . . . . .     1,192,405        1,026,602        1,038,669
                                                             ------------     ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of securities:
   First mortgage bonds   . . . . . . . . . . . . . . . . .     2,448,465        1,808,595          737,298
   Other long-term debt   . . . . . . . . . . . . . . . . .       325,000            --             175,000
   Preferred stock  . . . . . . . . . . . . . . . . . . . .       731,342            --               --
   Common stock   . . . . . . . . . . . . . . . . . . . . .       240,971          253,660          482,116
  Retirement of long-term debt and preferred stock  . . . .    (2,944,339)      (1,851,325)        (344,658)
  Change in notes payable . . . . . . . . . . . . . . . . .      (253,100)           --             215,000
  Common stock dividends paid . . . . . . . . . . . . . . .      (674,869)        (646,002)        (612,002)
  Debt premium, discount, financing and reacquisition
   expenses . . . . . . . . . . . . . . . . . . . . . . . .      (141,545)        (126,916)         (15,406)
                                                             ------------     ------------      -----------
       Cash provided by (used in) financing activities  . .      (268,075)        (561,988)         637,348
                                                             ------------     ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures . . . . . . . . . . . . . . . .      (871,450)      (1,136,971)      (1,232,239)
  Allowance for equity funds used during construction
   (excluding amount for nuclear fuel)    . . . . . . . . .       138,950          179,519          232,068
  Change in construction receivables/payables -- net  . . .       (32,847)          (2,907)          (6,074)
                                                             ------------     ------------      -----------
     Cash construction expenditures   . . . . . . . . . . .      (765,347)        (960,359)      (1,006,245)
  Non-utility property -- net . . . . . . . . . . . . . . .       (10,171)         (12,024)         (13,618)
  Nuclear fuel (excluding allowance for equity funds used
   during construction)   . . . . . . . . . . . . . . . . .       (16,889)         (33,656)         (16,694)
  Acquisition of SESCO  . . . . . . . . . . . . . . . . . .        (1,237)           --               --
  Other investments . . . . . . . . . . . . . . . . . . . .       (15,976)          (9,399)         (12,931)
                                                             ------------     ------------      -----------
       Cash used in investing activities  . . . . . . . . .      (809,620)      (1,015,438)      (1,049,488)
                                                             ------------     ------------      -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . .       114,710         (550,824)         626,529

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE  . . . . . .        97,874          648,698           22,169
                                                             ------------     ------------      -----------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE . . . . . . . .  $    212,584     $     97,874      $   648,698
                                                             ------------     ------------      -----------
                                                             ------------     ------------      -----------

          See accompanying Notes to Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       DECEMBER 31,
                                                                                -------------------------
                                                                                  1993           1992
                                                                                --------       --------
                                                                                  THOUSANDS OF DOLLARS
UTILITY PLANT
   In service:
    Production  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $16,476,725    $11,461,906
    Transmission  . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,542,399      1,493,602
    Distribution  . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,822,202      3,567,646
    General   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             477,515        466,214
                                                                                -----------    -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,318,841     16,989,368
    Less accumulated depreciation   . . . . . . . . . . . . . . . . . .           4,595,533      4,201,396
                                                                                -----------    -----------
       Utility plant in service less accumulated depreciation . . . . .          17,723,308     12,787,972
   Construction work in progress  . . . . . . . . . . . . . . . . . . .           1,040,483      5,614,430
   Nuclear fuel (net of accumulated amortization: 1993 -- $114,865,000;
     1992 -- $49,606,000) . . . . . . . . . . . . . . . . . . . . . . .             320,891        358,087
   Held for future use  . . . . . . . . . . . . . . . . . . . . . . . .              41,649         32,287
                                                                                -----------    -----------
       Utility plant less accumulated depreciation and amortization . .          19,126,331     18,792,776
   Less reserve for regulatory disallowances (Note 10)  . . . . . . . .           1,308,460      1,308,460
                                                                                -----------    -----------
       Net utility plant  . . . . . . . . . . . . . . . . . . . . . . .          17,817,871     17,484,316
                                                                                -----------    -----------
INVESTMENTS
   Non-utility property . . . . . . . . . . . . . . . . . . . . . . . .             554,370        544,167
   Other investments  . . . . . . . . . . . . . . . . . . . . . . . . .              99,748         52,042
                                                                                -----------    -----------
       Total investments  . . . . . . . . . . . . . . . . . . . . . . .             654,118        596,209
                                                                                -----------    -----------
CURRENT ASSETS
   Cash in banks  . . . . . . . . . . . . . . . . . . . . . . . . . . .               7,841          6,574
   Temporary cash investments -- at cost  . . . . . . . . . . . . . . .             204,743         91,300
   Special deposits . . . . . . . . . . . . . . . . . . . . . . . . . .              21,975          8,518
   Accounts receivable:
    Customers   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             224,670        113,576
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              27,439         40,069
    Allowance for uncollectible accounts  . . . . . . . . . . . . . . .              (6,394)        (1,613)
   Inventories -- at average cost:
    Materials and supplies  . . . . . . . . . . . . . . . . . . . . . .             194,226        203,400
    Fuel stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             148,380        149,776
   Prepaid taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .              17,776          9,778
   Other prepayments  . . . . . . . . . . . . . . . . . . . . . . . . .              44,250         52,340
   Deferred federal income taxes  . . . . . . . . . . . . . . . . . . .              43,543          --
   Other current assets . . . . . . . . . . . . . . . . . . . . . . . .              10,716          6,919
                                                                                -----------    -----------
       Total current assets . . . . . . . . . . . . . . . . . . . . . .             939,165        680,637
                                                                                -----------    -----------
DEFERRED DEBITS
   Unamortized regulatory assets:
    Debt reacquisition costs  . . . . . . . . . . . . . . . . . . . . .             287,430        214,245
    Cancelled lignite unit costs  . . . . . . . . . . . . . . . . . . .              20,678         23,189
    Rate case costs   . . . . . . . . . . . . . . . . . . . . . . . . .              66,508         52,006
    Litigation and settlement costs   . . . . . . . . . . . . . . . . .              72,685         72,685
    Voluntary retirement/severance program  . . . . . . . . . . . . . .             212,367        255,265
    Recoverable deferred federal income taxes -- net (Note 7)   . . . .           1,230,418          --
    Other regulatory assets   . . . . . . . . . . . . . . . . . . . . .              21,242          --
   Under-recovered fuel revenue . . . . . . . . . . . . . . . . . . . .             204,772         75,152
   Other deferred debits  . . . . . . . . . . . . . . . . . . . . . . .              63,559         47,549
                                                                                -----------    -----------
       Total deferred debits  . . . . . . . . . . . . . . . . . . . . .           2,179,659        740,091
   Less reserve for regulatory disallowances (Note 10)  . . . . . . . .              72,685         72,685
                                                                                -----------    -----------
       Net deferred debits  . . . . . . . . . . . . . . . . . . . . . .           2,106,974        667,406
                                                                                -----------    -----------

            Total . . . . . . . . . . . . . . . . . . . . . . . . . . .         $21,518,128    $19,428,568
                                                                                -----------    -----------
                                                                                -----------    -----------

          See accompanying Notes to Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                                        DECEMBER 31,
                                                                                -------------------------
                                                                                    1993           1992
                                                                                  --------       --------
                                                                                    THOUSANDS OF DOLLARS
CAPITALIZATION
   Common stock without par value -- net:
    Authorized shares -- 500,000,000
    Outstanding shares:  1993 -- 224,345,422; 1992 -- 217,316,054   . .         $ 4,728,580    $ 4,419,519
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .           1,842,413      2,171,018
                                                                                -----------    -----------
         Total common stock equity  . . . . . . . . . . . . . . . . . .           6,570,993      6,590,537
   Preferred stock:
    Not subject to mandatory redemption   . . . . . . . . . . . . . . .           1,083,008        909,564
    Subject to mandatory redemption   . . . . . . . . . . . . . . . . .             396,917        418,748
   Long-term debt, less amounts due currently . . . . . . . . . . . . .           8,379,826      7,931,981
                                                                                -----------    -----------
         Total capitalization . . . . . . . . . . . . . . . . . . . . .          16,430,744     15,850,830
                                                                                -----------    -----------
CURRENT LIABILITIES
   Notes payable -- banks . . . . . . . . . . . . . . . . . . . . . . .               --           250,000
   Long-term debt due currently . . . . . . . . . . . . . . . . . . . .             151,105        196,533
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .             260,634        291,678
   Dividends declared . . . . . . . . . . . . . . . . . . . . . . . . .             200,410        192,955
   Customers' deposits  . . . . . . . . . . . . . . . . . . . . . . . .              50,798         52,640
   Taxes accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . .             310,091        284,179
   Interest accrued . . . . . . . . . . . . . . . . . . . . . . . . . .             195,002        205,204
   Refunds due to customers . . . . . . . . . . . . . . . . . . . . . .             141,153          --
   Other current liabilities  . . . . . . . . . . . . . . . . . . . . .             106,192        100,748
                                                                                -----------    -----------
         Total current liabilities  . . . . . . . . . . . . . . . . . .           1,415,385      1,573,937
                                                                                -----------    -----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
   Accumulated deferred federal income taxes (Note 7) . . . . . . . . .           2,686,409      1,036,466
   Unamortized federal investment tax credits . . . . . . . . . . . . .             705,531        725,828
   Other deferred credits and noncurrent liabilities  . . . . . . . . .             280,059        241,507
                                                                                -----------    -----------
         Total deferred credits and other noncurrent liabilities  . . .           3,671,999      2,003,801

COMMITMENTS AND CONTINGENCIES (Note 11)
                                                                                -----------    -----------

            Total . . . . . . . . . . . . . . . . . . . . . . . . . . .         $21,518,128    $19,428,568
                                                                                -----------    -----------
                                                                                -----------    -----------

          See accompanying Notes to Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

     System of Accounts -- The accounting records of Texas Utilities Electric Company (TU Electric), the principal subsidiary of Texas Utilities Company (Company), and Southwestern Electric Service Company (SESCO) are maintained in accordance with the Federal Energy Regulatory Commission's Uniform System of Accounts as adopted by the Public Utility Commission of Texas (PUC).

     Consolidation -- The consolidated financial statements include the Company and its subsidiaries (System Companies). All significant intercompany items and transactions have been eliminated in consolidation. Certain financial statement items for 1992 and 1991 have been reclassified to conform to the 1993 presentation.

     On July 1, 1993, SESCO became a wholly-owned subsidiary of the Company pursuant to approval by shareholders of SESCO and the Securities and Exchange Commission. The acquisition was accounted for as a purchase business combination with the resulting goodwill being amortized evenly over forty years. The acquisition of SESCO did not have a material effect on the Company's results of operation or financial condition.

     Utility Plant -- Utility plant is stated at original cost. The cost of property additions to utility plant includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction.

     Allowance For Funds Used During Construction -- Allowance for funds used during construction (AFUDC) is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant. The accrual of AFUDC is in accordance with generally accepted accounting principles for the industry, but does not represent current cash income.

     TU Electric is capitalizing AFUDC, compounded semi-annually, on expenditures for ongoing construction work in progress (CWIP) and nuclear fuel in process not otherwise allowed in rate base by regulatory authorities. Effective January 1, 1993, TU Electric began using a gross rate of 10.4% for AFUDC for all construction to comply with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). In 1992 and 1991, TU Electric used a net-of-tax rate of 8.8% and 10.4%, respectively, on projects commenced before March 1, 1986, and a gross rate of 10.4% and 12.0%, respectively, on projects commenced thereafter. Rates were determined on the basis of, but are less than, the cost of capital used to finance the construction program.

     Depreciation of Utility Plant -- Depreciation is generally based upon an amortization of the original cost of depreciable properties (net of regulatory disallowances) on a straight-line basis over the estimated service lives of the properties. Depreciation as a percent of average depreciable property approximated 2.5%, 2.8% and 2.9% for 1993, 1992 and 1991, respectively. Depreciation also includes an amount for Comanche Peak nuclear generating station (Comanche Peak) decommissioning costs which is being accrued over the lives of the units and deposited to external trust funds. (See Note 11.)

     Amortization of Nuclear Fuel and Refueling Outage Costs -- The amortization of nuclear fuel in the reactors (net of regulatory disallowances) is calculated on the units of production method and, subsequent to commercial operation, is included in nuclear fuel expense. TU Electric accrues a provision for costs anticipated to be incurred during the next scheduled Comanche Peak refueling outage.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

1.   SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Other Investments -- The difference of $46,153,000 between the amount at which the investments in subsidiaries is carried by the Company and the underlying book equity of such subsidiaries at the respective dates of acquisition is included in other investments.

     Revenues -- Revenues include billings under approved rates (including a fixed fuel factor) applied to meter readings each month on a cycle basis and, beginning January 1, 1992, an accrual of base rate revenue for energy provided after cycle billing but not billed through the end of each month (see Note 12). Revenues also include an amount for under- or over-recovery of fuel revenue representing the difference between actual fuel cost and billings on the approved fixed fuel factor and a provision that generally allows recovery through a Power Cost Recovery Factor, on a monthly basis, of the capacity portion of purchased power cost from qualifying facilities not included in base rates. The fuel portion of purchased power cost is included in the fixed fuel factor. A utility's fuel factor can be revised upward or downward every six months, according to a specified schedule. Each six months, a utility is required to petition to make either surcharges or refunds to ratepayers, together with interest based on a twelve month average of prime commercial rates, for any material cumulative under- or over-recovery of fuel costs. If the cumulative difference between the under- or over-recovery, plus interest, is in excess of 4% of the annual estimated fuel costs most recently approved by the PUC, it will be deemed to be material. A procedure exists for an expedited change in fuel factors in the event of an emergency. Final reconciliation of fuel costs must be made either in a reconciliation proceeding, which may cover no more than three years and no less than one year, or in a general rate case.

     Federal Income Taxes -- The System Companies file a consolidated federal income tax return and federal income taxes are allocated to all System Companies based upon their taxable income or loss. Deferred federal income taxes are currently provided for temporary differences between book and the tax basis of assets and liabilities (including the provision for regulatory disallowances). Generally, such differences result primarily from the use of liberalized depreciation and cost recovery deductions allowable under the Internal Revenue Code, the under- or over-recovery of fuel revenue and unbilled revenues accrued for tax purposes. Temporary differences in earlier years for which deferred federal income taxes were not provided approximated $184,000,000 at December 31, 1993. Investment tax credits are normally amortized to income over the estimated service lives of the properties. For 1992 and 1991, the System Companies' taxes were provided for under the provisions of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes". (See Note 7 for change in accounting for income taxes.)

     Consolidated Cash Flows -- For purposes of reporting cash flows, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

1.   SIGNIFICANT ACCOUNTING POLICIES -- (CONCLUDED)

     The supplemental schedule below details cash payments and noncash investing and financing activities:

                                                                           YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                     1993           1992          1991
                                                                   --------       --------      --------
                                                                             THOUSANDS OF DOLLARS
CASH PAYMENTS:
   Interest (net of amounts capitalized)  . . . . . . . . .        $637,186       $600,273      $680,275
   Income taxes . . . . . . . . . . . . . . . . . . . . . .          74,756         28,033        25,627
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of SESCO:
      Book value of assets acquired . . . . . . . . . . . .        $ 69,521       $  --         $  --
      Goodwill acquired . . . . . . . . . . . . . . . . . .          32,059          --            --
      Less:  Liabilities assumed  . . . . . . . . . . . . .         (39,991)         --            --
      Less:  Stock issued . . . . . . . . . . . . . . . . .         (59,976)         --            --
                                                                   --------       --------      --------
         Cash paid  . . . . . . . . . . . . . . . . . . . .           1,613          --            --
      Less: Cash acquired . . . . . . . . . . . . . . . . .             376          --            --
                                                                   --------       --------      --------
         Net cash . . . . . . . . . . . . . . . . . . . . .        $  1,237       $  --         $  --
                                                                   --------       --------      --------
                                                                   --------       --------      --------

2.   SHORT-TERM FINANCING

     At December 31, 1993, the Company and TU Electric had joint lines of credit aggregating $700,000,000 under a credit facility agreement with a group of commercial banks. The facility, for which the Company pays a fee, is scheduled by such agreement to be reduced by $350,000,000 in June 1994 and June 1995. It is the intent of the Company and TU Electric to negotiate a new credit facility prior to the scheduled reduction in June 1994. The new facility would be used for working capital, as backup for commercial paper and for other corporate purposes. At December 31, 1993, the total of short-term borrowings authorized by the Board of Directors of the Company from banks or other lenders was $1,075,000,000.

     At December 31, 1993, SESCO had lines of credit aggregating $5,500,000 under agreements with commercial banks. These agreements will expire in 1994.

3.   COMMON STOCK

     The Company issued shares of its authorized but unissued common stock as follows:

                                   AUTOMATIC DIVIDEND       EMPLOYEES' THRIFT PLAN
                                REINVESTMENT AND COMMON          AND EMPLOYEE
          PUBLIC OFFERING         STOCK PURCHASE PLAN        STOCK OWNERSHIP PLAN               TOTAL
       --------------------    --------------------------   -----------------------    ----------------------
YEAR    SHARES*     AMOUNT       SHARES        AMOUNT         SHARES      AMOUNT        SHARES       AMOUNT
- ----    -------     ------      --------      --------        ------      ------        ------       ------
1993  1,420,316   $ 59,976,000    5,163,587   $220,848,000      445,465  $20,123,000     7,029,368  $300,947,000
1992    --           --           6,004,151    229,278,000      611,530   24,382,000     6,615,681   253,660,000
1991  6,900,000    243,644,000    6,233,283    216,667,000      596,764   21,805,000    13,730,047   482,116,000

______________________________
* Shares issued for public offering in 1993 were used in connection with the acquisition of SESCO.

     At December 31, 1993, 3,492,620 shares of the authorized but unissued common stock of the Company were reserved for issuance and sale pursuant to the above plans.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

3.   COMMON STOCK -- (CONCLUDED)

     On February 2, 1994, the Company amended its Automatic Dividend Reinvestment and Common Stock Purchase Plan. The amendments include the option for purchase of common stock on the open market through an independent broker to meet share requirements under the plan.

     The trustee of the Employees' Thrift Plan of the Texas Utilities Company System (Thrift Plan) borrowed $250,000,000 in the form of a note payable from an outside lender and purchased 7,142,857 shares of common stock from the Company in connection with the leveraged employee stock ownership provision of the Thrift Plan. Such shares are held by the trustee until allocated to Thrift Plan participants when required to meet the System Companies' obligations under terms of the Thrift Plan. The Company has purchased the note from the outside lender, which has been recorded as a reduction to common stock equity. The Thrift Plan uses dividends on the shares purchased and contributions from the System Companies, if required, to repay the note. Common stock equity increases as shares are allocated to participants. Such allocations in 1993, 1992 and 1991 increased common stock equity by $8,115,000, $8,072,000 and $7,976,000, respectively.

     The Company has 50,000,000 authorized shares of serial preference stock having a par value of $25 a share, none of which has been issued.

4.   RETAINED EARNINGS

     TU Electric's and SESCO's articles of incorporation, mortgages, as supplemented, and debenture agreements contain provisions which, under certain conditions, restrict distributions on or acquisitions of their common stock.
At December 31, 1993, $181,228,000 of retained earnings were thus restricted as a result of the provisions of such articles of incorporation. Retained earnings at such date also includes $431,243,000 representing the Company's equity in undistributed earnings since acquisition included in transfers by TU Electric from its retained earnings to stated value of common stock. The total of such restricted retained earnings at December 31, 1993 is $612,471,000.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

5. PREFERRED STOCK OF TU ELECTRIC (CUMULATIVE, WITHOUT PAR VALUE, ENTITLED UPON LIQUIDATION TO $100 A SHARE; AUTHORIZED 17,000,000 SHARES)

                                                                                        REDEMPTION PRICE PER SHARE
                                                                                   (BEFORE ADDING ACCUMULATED DIVIDENDS)
                                    SHARES OUTSTANDING             AMOUNT          -------------------------------------
    DIVIDENDS                           DECEMBER 31,            DECEMBER 31,            CURRENT        EVENTUAL MINIMUM
 ---------------                   ---------------------   ---------------------   -----------------   -----------------
 FROM        TO                       1993        1992        1993        1992      FROM       TO       FROM       TO
 ----       ----                      ----        ----        ----        ----      ----      ----      ----      ----
                                                           THOUSANDS OF DOLLARS
NOT SUBJECT TO MANDATORY REDEMPTION
- -----------------------------------
 $4.00    $ 5.08  . . . . . .       1,222,942   1,222,942  $  122,592   $122,592    $101.79   $112.00   $101.79   $112.00
  6.84      7.98  . . . . . .       5,799,675   1,549,675     568,175    155,266     102.40    103.42    100.00    103.42
  8.16      8.92  . . . . . .       2,149,475   1,999,475     210,528    198,642     102.04    103.29    100.00    103.29
  9.32     11.32  . . . . . .           --      1,550,000       --       153,205      --        --        --        --
  Adjustable rate (a) . . . .       1,850,000   1,850,000     181,713    181,713     103.00    103.00    100.00    100.00
  Flexible adjustable rate  .           --      1,000,000       --        98,146      --        --        --        --
                                   ----------   ---------  ----------   --------
    Total . . . . . . . . . .      11,022,092   9,172,092  $1,083,008   $909,564
                                   ----------   ---------  ----------   --------
                                   ----------   ---------  ----------   --------

SUBJECT TO MANDATORY REDEMPTION (b)(c)
- --------------------------------------
 $6.375   $ 6.98  . . . . . .       2,000,000       --     $  197,755   $    --     $ --      $ --      $100.00   $100.00
  8.92      9.48  . . . . . .           --      1,433,300       --       142,802      --        --        --        --
  9.64     10.375 . . . . . .       2,000,000   2,774,000     199,162    275,946     100.00    100.00    100.00    100.00
                                   ----------   ---------  ----------   --------
    Total . . . . . . . . . .       4,000,000   4,207,300  $  396,917   $418,748
                                   ----------   ---------  ----------   --------
                                   ----------   ---------  ----------   --------

______________________________
(a) Adjustable rate series A bears a dividend rate for the period ended January 31, 1994, of 6.50% per annum and adjustable rate series B bears a dividend rate for the period ended December 31, 1993, of 7.00% per annum, both of which are based on a fixed liquidation price of $100 per share.
(b) TU Electric is required to redeem at a price of $100 per share plus accumulated dividends a specified minimum number of shares annually or semi-annually on the initial/next dates shown below. These redeemable shares may be called, purchased or otherwise acquired. Certain issues may not be redeemed at the option of TU Electric prior to 1995. TU Electric may annually call for redemption, at its option, an aggregate of up to twice the number of shares shown below for each series at a price of $100 per share plus accumulated dividends, except for the $9.64 series which may be redeemed in a minimum amount of 10,000 shares at any time at a price of $100 per share plus accumulated dividends plus a component at a variable price per share which is designed to maintain the expected yield at issuance:

                                       MINIMUM REDEEMABLE        INITIAL/NEXT DATE OF
                       SERIES                SHARES              MANDATORY REDEMPTION
                       ------          ------------------        --------------------
                      $ 9.64         125,000 semi-annually             5/1/95
                       10.375           150,000 annually               4/1/96
                        9.875           50,000 annually               10/1/96
                        6.98            50,000 annually                7/1/03
                        6.375           50,000 annually               10/1/03

     Preferred stock mandatory redemption requirements for the next five years are $25 million in 1995 and $45 million annually in 1996, 1997 and 1998. The carrying value of preferred stock subject to mandatory redemption is being increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in preferred stock dividends.
(c) Under certain circumstances relating to a change in federal tax law governing the dividends received deduction applicable to eligible corporations, the dividend rate of the $9.64 series may increase to a maximum of $10.74.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

5. PREFERRED STOCK OF TU ELECTRIC (CUMULATIVE, WITHOUT PAR VALUE, ENTITLED UPON LIQUIDATION TO $100 A SHARE; AUTHORIZED 17,000,000 SHARES) -- (CONCLUDED)

     The table below details changes in preferred stock of TU Electric:

     DIVIDENDS                                          SHARES                                 AMOUNT
  --------------                             -------------------------------          ---------------------------
   FROM      TO                              1993           1992        1991          1993       1992        1991
  ------    ----                             ----           ----        ----          ----       ----        ----
                                                                                        THOUSANDS OF DOLLARS
NOT SUBJECT TO MANDATORY REDEMPTION:
- ------------------------------------
ISSUED:
 $7.22     $7.98  . . . . . . . . . . .  4,250,000          --          --         $ 412,909    $  --       $  --
 --         8.20  . . . . . . . . . . .  1,250,000          --          --           120,759       --          --

REDEEMED:
 $8.32    $ 8.92  . . . . . . . . . . . (1,100,000)         --          --          (108,872)      --          --
  9.32     11.32  . . . . . . . . . . . (1,550,000)         --          --          (153,205)      --          --
   Flexible Adjustable Rate . . . . . . (1,000,000)         --          --           (98,146)      --          --
   Stated Rate Auction  . . . . . . . .      --        (1,000,000)      --             --        (98,164)      --
                                        ----------     ----------    -------       ---------    --------    -------
      Total . . . . . . . . . . . . . .  1,850,000     (1,000,000)      --         $ 173,445    $(98,164)   $  --
                                        ----------     ----------    -------       ---------    --------    -------
                                        ----------     ----------    -------       ---------    --------    -------
SUBJECT TO MANDATORY REDEMPTION:
- --------------------------------
ISSUED:
$6.375     $6.98  . . . . . . . . . . .  2,000,000          --     --              $ 197,675    $  --       $  --


REDEEMED:
$ 8.92    $ 9.48  . . . . . . . . . . . (1,433,300)       (40,950)      --          (142,802)     (4,095)      --
 10.00     10.08  . . . . . . . . . . .   (774,000)       (34,000)   (14,000)        (77,004)     (3,400)    (1,400)
                                        ----------     ----------    -------       ---------    --------    -------
      Total . . . . . . . . . . . . . .   (207,300)       (74,950)   (14,000)     $  (22,131)   $ (7,495)   $(1,400)
                                        ----------     ----------    -------       ---------    --------    -------
                                        ----------     ----------    -------       ---------    --------    -------

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

6.   LONG-TERM DEBT, LESS AMOUNTS DUE CURRENTLY

      MATURITY             INTEREST RATE                                                              DECEMBER 31,
 ----------------        -----------------                                                    ---------------------------
   FROM      TO            FROM       TO                                                          1993           1992
 --------  ------        ---------  ------                                                    -----------     -----------
                                                                                                 THOUSANDS OF DOLLARS
First mortgage bonds:
    1995    1997           4-1/2%    7-1/8%   . . . . . . . . . . . . . . . . . . . . . . .  $   474,710     $   474,000
    1998    2002           5-1/2    10-3/8  . . . . . . . . . . . . . . . . . . . . . . . .    1,284,046       1,207,000
    2003    2007           6-1/4     9-1/2  . . . . . . . . . . . . . . . . . . . . . . . .      875,000         800,000
    2008    2012           9-3/8    10.44   . . . . . . . . . . . . . . . . . . . . . . . .      150,000         325,000
    2015    2017           9-1/4     9-3/8  . . . . . . . . . . . . . . . . . . . . . . . .        --            450,000
    2018    2022           8-7/8    11-3/8  . . . . . . . . . . . . . . . . . . . . . . . .    1,075,000       1,225,000
    2023    2025           7-3/8     8-3/4  . . . . . . . . . . . . . . . . . . . . . . . .    1,450,000         375,000
    Pollution control series:
    2007    2028           5-1/2     9-7/8  . . . . . . . . . . . . . . . . . . . . . . . .    1,435,060       1,136,595
    Taxable pollution control series: (a)
    2021    2023           Various  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      278,340         228,340
    Sinking fund debentures:
    --      1994           --        7-3/4  . . . . . . . . . . . . . . . . . . . . . . . .        --             11,950
    Secured medium-term notes, series A through C:
    1994    2003           8.72     10.50   . . . . . . . . . . . . . . . . . . . . . . . .      320,000         600,000
                                                                                              ----------      ----------
      Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,342,156       6,832,885
General obligation bonds:
    --      2007           --        8.40   . . . . . . . . . . . . . . . . . . . . . . . .       10,000           --
Pollution control revenue bonds:
    2004    2009           5.70      7-5/8  . . . . . . . . . . . . . . . . . . . . . . . .        --            157,150
Promissory note and debt assumed for purchase of electric plant: (b)
    1993    2021           8.25      9.73   . . . . . . . . . . . . . . . . . . . . . . . .      344,161         348,899
Senior notes:
    1995    2010           6-1/2    10.85   . . . . . . . . . . . . . . . . . . . . . . . .      686,800         576,680
Notes payable to banks: (c)
     --     1996           3.8125    6.125  . . . . . . . . . . . . . . . . . . . . . . . .       75,000          75,000
Unamortized premium and discount  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (78,291)        (58,633)
                                                                                              ----------      ----------
      Total long-term debt, less amounts due currently  . . . . . . . . . . . . . . . . . .   $8,379,826      $7,931,981
                                                                                              ----------      ----------
                                                                                              ----------      ----------

____________________
(a) Taxable pollution control series consist of four series: $18,000,000 at 3.35% and $10,340,000 at 3.40% of flexible rate Series 1991A at December 31, 1993; $50,000,000 of Series 1991C at 8.49% through June 1, 1994;
     $100,000,000 of Series 1991D at 8.85% through June 1, 1995; and
     $100,000,000 at 3.425% of flexible rate Series 1993 at December 31, 1993. Series 1991A and Series 1993 bonds are in a flexible mode and while in such mode will be remarketed for periods of less than 270 days, and are secured by an irrevocable letter of credit with maturities in excess of one year. The interest rates on Series 1991C and Series 1991D bonds will be repriced on the mandatory tender dates of June 1, 1994 and 1995, respectively. TU Electric has existing lines of credit that would allow refinancing of bonds not supported by the letter of credit on a long-term basis should remarketing prove unsuccessful.
(b) In 1988, TU Electric purchased the ownership interest in Comanche Peak of Brazos Electric Power Cooperative and issued a promissory note payable over 33 years. The note is secured by a mortgage on the acquired interest. In 1990, TU Electric purchased the ownership interest in Comanche Peak of Tex-La Electric Cooperative of Texas, Inc. (Tex-La) and assumed debt of Tex-La payable over approximately 32 years. The assumption is secured by a mortgage on the acquired interest. The Company has guaranteed these various payments.
(c) The interest rate is reset at the beginning of each period, with the duration of each period being selected by Texas Utilities Fuel Company.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

6.   LONG-TERM DEBT, LESS AMOUNTS DUE CURRENTLY -- (CONCLUDED)

     Sinking fund and maturity requirements for the years 1994 through 1998 under long-term debt instruments in effect at December 31, 1993, were as follows:

                                                           SINKING                    MINIMUM CASH
        YEAR                                                FUND       MATURITY(a)    REQUIREMENT(b)
     ---------                                             -------     -----------    --------------
                                                                  THOUSANDS OF DOLLARS
   1994   . . . . . . . . . . . . . . . . . . . . . . . .  $21,750      $140,450          $151,105
   1995   . . . . . . . . . . . . . . . . . . . . . . . .   39,626        80,710           109,651
   1996   . . . . . . . . . . . . . . . . . . . . . . . .   33,558       176,920           200,480
   1997   . . . . . . . . . . . . . . . . . . . . . . . .   33,158       399,800           423,796
   1998   . . . . . . . . . . . . . . . . . . . . . . . .   32,914       451,065           476,316

____________________
   (a) The maturity requirements do not include the mandatory tenders of TU Electric's taxable pollution control series, equal to $50,000,000 in 1994 and $100,000,000 in 1995, which are expected to be remarketed.
   (b) The minimum cash requirement does not include the sinking fund requirements that may be satisfied by certification of property additions at the rate of 167% of such requirements, except for twelve issues at 100%.

     From time to time, various principal amounts of first mortgage bonds have been redeemed by TU Electric prior to maturity. In 1993, the System Companies refunded $1,810,000,000 of higher coupon debt. The debt reacquisition costs have been deferred and are being amortized over the remaining lives of the bonds retired pursuant to current regulatory treatment.

     Electric plant of TU Electric and SESCO is generally subject to the liens of their respective mortgages.

7.   FEDERAL INCOME TAXES

     In January 1993, the Company adopted Statement 109, which among other things, requires the liability method of recognition for all temporary differences, requires that deferred tax liabilities and assets be adjusted for an enacted change in tax laws or rates and prohibits net-of-tax accounting and reporting. Certain provisions of Statement 109 provide that regulated enterprises are permitted to recognize such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. Accordingly, at December 31, 1993, the Company's consolidated balance sheet reflects a regulatory asset of approximately $1.2 billion net of an approximate $0.6 billion regulatory liability. The cumulative effect on consolidated net income of adopting Statement 109 is not considered material to the annual results of operation.

     In August 1993, Congress passed the Revenue Reconciliation Act of 1993 which increased the top corporate income tax rate from 34% to 35% retroactive to January 1, 1993.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

7.   FEDERAL INCOME TAXES -- (CONTINUED)

     The details of federal income taxes are as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------
                                                                          1993          1992          1991
                                                                        --------      --------      --------
                                                                                THOUSANDS OF DOLLARS
Charged (credited) to operating expenses:
 Current  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 126,950     $  32,934    $   71,887
                                                                        ---------     ---------    ----------
 Deferred -- net:
   Differences between depreciation methods and lives . . . . . . . .     205,545       182,039       220,210
   Certain capitalized construction costs . . . . . . . . . . . . . .      33,251         5,189         2,706
   Under-recovered fuel revenue . . . . . . . . . . . . . . . . . . .      43,436        13,371        14,800
   Early redemptions of long-term debt  . . . . . . . . . . . . . . .      22,944        35,543         3,364
   Benefit plans  . . . . . . . . . . . . . . . . . . . . . . . . . .       1,251        (6,765)       (5,355)
   Unbilled revenues  . . . . . . . . . . . . . . . . . . . . . . . .     (11,990)       (4,568)          277
   Alternative minimum tax  . . . . . . . . . . . . . . . . . . . . .     (97,248)      (43,494)      (68,671)
   Investment tax credit carryforward . . . . . . . . . . . . . . . .      25,403         9,451        16,243
   Amortization of tax rate differences . . . . . . . . . . . . . . .      16,411        (2,661)      (27,619)
   Provision for refunds and related interest -- net  . . . . . . . .     (39,871)        6,282       (15,541)
   Prior year adjustments . . . . . . . . . . . . . . . . . . . . . .      (2,643)        1,251       (19,351)
   Net operating loss carryforward  . . . . . . . . . . . . . . . . .      23,430       (73,179)      (46,719)
   Voluntary retirement/severance costs . . . . . . . . . . . . . . .      (3,566)       40,288         --
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,198        (1,636)      (10,125)
                                                                        ---------     ---------    ----------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     217,551       161,111        64,219
                                                                        ---------     ---------    ----------
 Investment tax credits -- net  . . . . . . . . . . . . . . . . . . .     (22,383)      (22,957)      (16,028)
                                                                        ---------     ---------    ----------
     Total to operating expenses  . . . . . . . . . . . . . . . . . .     322,118       171,088       120,078
                                                                        ---------     ---------    ----------
Charged (credited) to other income:
 Current  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (23,484)      (13,308)      (19,948)
                                                                        ---------     ---------    ----------
 Deferred -- net:
   Alternative minimum tax  . . . . . . . . . . . . . . . . . . . . .      (4,256)        5,856         9,705
   Advance royalties  . . . . . . . . . . . . . . . . . . . . . . . .       5,452         5,452         5,452
   Amortization of tax rate differences . . . . . . . . . . . . . . .     (18,699)        --            1,670
   Regulatory disallowances . . . . . . . . . . . . . . . . . . . . .    (102,034)        --         (327,178)
   Amortization of regulatory disallowances . . . . . . . . . . . . .      29,477        22,883         8,787
   Prior year adjustments . . . . . . . . . . . . . . . . . . . . . .         105          (128)       18,754
   Net operating loss carryforward  . . . . . . . . . . . . . . . . .       --          (10,005)      (17,510)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         865           667         3,268
                                                                        ---------     ---------    ----------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (89,090)       24,725      (297,052)
                                                                        ---------     ---------    ----------
 Investment tax credits -- regulatory disallowances   . . . . . . . .       --            --          (40,180)
                                                                        ---------     ---------    ----------
     Total to other income  . . . . . . . . . . . . . . . . . . . . .    (112,574)       11,417      (357,180)
                                                                        ---------     ---------    ----------
Charged to cumulative effect of a change in
 accounting for unbilled revenue -- deferred  . . . . . . . . . . . .       --           41,679         --
Charged to retained earnings:
 LESOP dividend deduction   . . . . . . . . . . . . . . . . . . . . .      (6,975)        --            --
                                                                        ---------     ---------    ----------
       Total federal income taxes   . . . . . . . . . . . . . . . . .   $ 202,569      $224,184     $(237,102)
                                                                        ---------     ---------    ----------
                                                                        ---------     ---------    ----------

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

7.   FEDERAL INCOME TAXES -- (CONTINUED)

     The significant components of the Company's deferred tax assets and liabilities reflected net in the consolidated balance sheet at December 31, 1993 are:


                                                                             THOUSANDS OF DOLLARS
                                                                             --------------------
DEFERRED TAX ASSETS

  Current:
    Unbilled revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    38,684
    Bad debt reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,941
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (82)
                                                                                 -----------
      Total current  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    43,543
                                                                                 -----------
                                                                                 -----------
  Non-Current:
    Unamortized ITC  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   373,589
    Regulatory disallowances . . . . . . . . . . . . . . . . . . . . . . . . .       318,025
    Alternative minimum tax  . . . . . . . . . . . . . . . . . . . . . . . . .       418,257
    Tax rate differences . . . . . . . . . . . . . . . . . . . . . . . . . . .        94,581
    NOL carryforward . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       132,593
    ITC carryforward . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,171
    Combustion turbine leases  . . . . . . . . . . . . . . . . . . . . . . . .        10,338
    Refunds and interest . . . . . . . . . . . . . . . . . . . . . . . . . . .        49,403
    Benefit plans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25,077
    Mining equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,177
    Property insurance reserve . . . . . . . . . . . . . . . . . . . . . . . .        (1,090)
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,951
                                                                                 -----------
      Total non-current  . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,436,072
                                                                                 -----------

DEFERRED TAX LIABILITIES

  Non-Current:
    Capitalized construction costs . . . . . . . . . . . . . . . . . . . . . .     2,108,906
    Differences between depreciation methods and lives . . . . . . . . . . . .     1,455,812
    Advance royalties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       169,349
    Previous flow-through differences  . . . . . . . . . . . . . . . . . . . .        97,378
    Unamortized debt reacquisition costs . . . . . . . . . . . . . . . . . . .        99,683
    Under-recovered fuel revenue . . . . . . . . . . . . . . . . . . . . . . .        71,666
    Voluntary retirement/severance costs . . . . . . . . . . . . . . . . . . .        31,444
    Lignite depletion  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27,261
    Rate case costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24,089
    Nuclear fuel basis differences . . . . . . . . . . . . . . . . . . . . . .        12,294
    Intangible plant . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,113
    Cancelled lignite unit costs . . . . . . . . . . . . . . . . . . . . . . .         8,815
    Deferred mining and development costs  . . . . . . . . . . . . . . . . . .         1,640
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,031
                                                                                 -----------
      Total deferred tax liability . . . . . . . . . . . . . . . . . . . . . .     4,122,481
                                                                                 -----------

NET TOTAL NON-CURRENT DEFERRED TAX LIABILITY . . . . . . . . . . . . . . . . .   $ 2,686,409
                                                                                 -----------
                                                                                 -----------

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

7.    FEDERAL INCOME TAXES -- (CONCLUDED)

      Federal income taxes were less than the amount computed by applying the federal statutory rate to pre-tax book income (loss) as follows:

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------
                                                                                           1993       1992        1991
                                                                                         --------   --------   ---------
                                                                                              THOUSANDS OF DOLLARS
Federal income taxes at statutory rate:  1993 -- 35%; 1992 and 1991 -- 34%  . . . .      $242,703   $354,522   $(178,658)
                                                                                         --------   --------   ---------
Reductions in federal income taxes resulting from:
  Allowance for funds used during construction  . . . . . . . . . . . . . . . . . .        52,540     98,221     118,603
  Depletion allowance   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,696     22,014      21,104
  Amortization of investment tax credits  . . . . . . . . . . . . . . . . . . . . .        22,336     22,957      23,111
  LESOP dividend deduction  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,675      7,359       7,230
  Amortization of tax rate differences  . . . . . . . . . . . . . . . . . . . . . .         2,420      2,661      29,289
  Reversal of prior book/tax differences:
    Regulatory disallowances  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (21,553)     --       (142,412)
    Investment tax credit -- regulatory disallowances . . . . . . . . . . . . . . .         --         --         40,180
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (27,811)   (24,774)    (23,626)
  Prior year adjustments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           722      1,222     (11,694)
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (18,891)       678      (3,341)
                                                                                         --------   --------   ---------
       Total reductions   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,134    130,338      58,444
                                                                                         --------   --------   ---------
           Total federal income taxes   . . . . . . . . . . . . . . . . . . . . . .      $202,569   $224,184   $(237,102)
                                                                                         --------   --------   ---------
                                                                                         --------   --------   ---------
Effective tax rate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29.2%      21.5%       45.1%

     The System Companies have net operating loss carryforwards of approximately $379 million that are available to offset future ordinary taxable income. Approximately $122 million of these loss carryforwards expire in 2006 and the remaining $257 million expire in 2007. In addition, the System Companies have approximately $12 million of general business credit carryforwards which expire in 2006 and $418 million of minimum tax credit carryforwards which are available to offset future taxes.

     As a part of its ongoing large case audit program, the Internal Revenue Service (IRS) is currently auditing the consolidated Federal income tax returns of the System Companies for the years 1987 through 1990. During the course of the audit, the IRS has proposed a number of adjustments to the returns as filed, the most significant of which relates to a proposed reclassification of certain costs incurred in connection with the construction of Comanche Peak Unit 1 as costs incurred to procure a nuclear operating license. The Company is unable to predict the ultimate resolution of the issues raised in the audit and therefore is unable to predict at this time the amount of any additional tax payment which may be required. While the making of additional tax payments would have an impact on the Company's cash position, the Company does not expect the outcome of the audit to have a material effect on its results of operation.

8.   RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

     The System Companies have uniform retirement plans covering substantially all employees. An employee's benefits are based on years of accredited service and average annual earnings received during the three years of highest earnings. The costs of the plans were determined by independent actuaries. Contributions to the plans were determined using the frozen attained age method which is one of the several actuarial methods allowed by the Employee Retirement Income Security Act of 1974. For financial reporting purposes, pension cost has been determined using the projected unit credit actuarial method. The cumulative difference between pension cost as determined for financial reporting purposes and contributions to the plans is recorded either as prepaid pension cost or as accrued pension liability.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

8.   RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

     The table below details the plans' funded status and amount recognized in the Company's consolidated balance sheets:

                                                                                      DECEMBER 31,
                                                                                -----------------------
                                                                                  1993           1992
                                                                                --------      ---------
                                                                                  THOUSANDS OF DOLLARS
Actuarial present value of accumulated benefits:
 Accumulated benefit obligation (including vested benefits of
   $635,071,000 for 1993 and $579,376,000 for 1992) . . . . . . . . . . . . .   $(686,124)    $(619,927)
                                                                                ---------     ---------
                                                                                ---------     ---------
 Projected benefit obligation for service rendered to date  . . . . . . . . .   $(860,461)    $(749,334)
Plan assets at fair value -- primarily equity investments,
 government bonds and corporate bonds   . . . . . . . . . . . . . . . . . . .     869,487       755,848
                                                                                ---------     ---------
Plan assets in excess of projected benefit obligation . . . . . . . . . . . .       9,026         6,514
Unrecognized net gain from past experience different from
 that assumed and effects of changes in assumptions   . . . . . . . . . . . .    (147,876)     (183,474)
Prior service cost not yet recognized in net periodic pension expense . . . .      19,423        21,472
Unrecognized plan assets in excess of projected benefit obligation at
 initial application  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,947)       (8,762)
                                                                                ---------     ---------
Accrued pension cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(127,374)    $(164,250)
                                                                                ---------     ---------
                                                                                ---------     ---------

Assumptions used in determination of the projected benefit obligation include the following:

                                                                    1993             1992
                                                                   ------           ------
                 Discount rate  . . . . . . . . . . . . . . . .    7.875%            8.50%
                 Increase in compensation levels  . . . . . . .    4.700%            4.70%

     Total pension costs, including amounts charged to fuel cost, deferred and capitalized, were comprised of the following components:

                                                                         YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1993          1992          1991
                                                                  --------      --------      --------
                                                                           THOUSANDS OF DOLLARS
 Service cost -- benefits earned during the period  . . . . . .  $  23,872     $  31,178     $  30,888
 Interest cost on projected benefit obligation  . . . . . . . .     62,017        71,788        67,266
 Actual return on plan assets   . . . . . . . . . . . . . . . .    (93,850)      (81,987)     (239,393)
 Net amortization and deferral  . . . . . . . . . . . . . . . .     37,722        (2,468)      156,881
                                                                 ---------     ---------     ---------
   Net periodic pension cost  . . . . . . . . . . . . . . . . .     29,761        18,511        15,642
 Deferred termination cost  . . . . . . . . . . . . . . . . . .      --          137,733         --
                                                                 ---------     ---------     ---------
      Total pension cost  . . . . . . . . . . . . . . . . . . .  $  29,761      $156,244     $  15,642
                                                                 ---------     ---------     ---------
                                                                 ---------     ---------     ---------

The assumed long-term rate of return on plan assets was 8.75% for 1993, 1992 and 1991.

     In addition to the retirement plans, the System Companies offer certain health care and life insurance benefits to substantially all its employees and their eligible dependents at retirement which normally is age 65 but may be as early as age 55 with 15 years of service. Retirees currently pay a portion of the cost of providing such benefits and are expected to continue to do so in the future. In January 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement 106), which requires a change in the accounting for a company's obligation to provide health care and certain other benefits to its retirees from the "pay-as-you-go" method to an accrual method and requires the cost of the obligation to be recognized in the period from employment date until full eligibility for benefits.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

8.   RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONCLUDED)

     The System Companies' net periodic postretirement benefits cost other than pensions for the year ended December 31, 1993, including amounts charged to fuel cost and capitalized, were comprised of the following components:

                                                                                        THOUSANDS OF DOLLARS
                                                                                        --------------------
      Service cost -- benefits earned during the period   . . . . . . . . . . . . . .        $   8,423
      Interest cost on the accumulated postretirement benefit obligation  . . . . . .           32,063
      Amortization of the transition obligation   . . . . . . . . . . . . . . . . . .           18,657
      Actual return on plan assets  . . . . . . . . . . . . . . . . . . . . . . . . .            --
      Net amortization and deferral   . . . . . . . . . . . . . . . . . . . . . . . .            --
                                                                                             ---------
          Net postretirement benefits cost  . . . . . . . . . . . . . . . . . . . . .         $ 59,143
                                                                                             ---------
                                                                                             ---------

     The table below details the funded status for other postretirement benefits and amount recognized by the System Companies at December 31, 1993:

      Accumulated postretirement benefit obligation (APBO):
        Retirees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(260,520)

        Fully eligible active employees . . . . . . . . . . . . . . . . . . . . . . .           (6,401)
        Other active employees  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (177,228)
                                                                                             ---------
          Total APBO  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (444,149)

      Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . . . .            --
                                                                                             ---------
      APBO in excess of plan assets . . . . . . . . . . . . . . . . . . . . . . . . .         (444,149)
      Unrecognized net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           53,486
      Unrecognized prior service cost . . . . . . . . . . . . . . . . . . . . . . . .            --
      Unrecognized transition obligation  . . . . . . . . . . . . . . . . . . . . . .          354,489
                                                                                             ---------
      Accrued postretirement benefits cost  . . . . . . . . . . . . . . . . . . . . .        $ (36,174)
                                                                                             ---------
                                                                                             ---------

     The expected increase in costs of future benefits covered by the plan is projected using a health care cost trend rate of 7.5% in 1994, 6.5% in 1995, 5.5% in 1996 and 5.0% in 1997 and thereafter. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the APBO at December 31, 1993 by approximately $68.6 million and other postretirement benefits cost for 1993 by approximately $8.8 million.

     The assumed discount rate used to measure the APBO is 7.875%.

     The Company's cost of providing other postretirement benefits in 1992 and 1991, which was recognized on a "pay-as-you-go" basis, was approximately $13,766,000 and $14,499,000, respectively. The Company was granted recovery of its Statement 106 cost in Docket 11735 (see Note 10). Funding of the other postretirement benefits obligation will begin by the third quarter of 1994.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

 9.  SALES OF ACCOUNTS RECEIVABLE

     In November 1993, TU Electric terminated its then existing receivables facility to sell receivables to certain financial institutions and entered into a new facility with other financial institutions. Under such new facility, TU Electric is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivable representing up to an aggregate of $350,000,000. Additional receivables are continually sold to replace those collected. At December 31, 1993 and 1992, accounts receivable was reduced by $300,000,000 to reflect the sales of such receivables to financial institutions under such agreements.

10.  RATE PROCEEDINGS

DOCKET 11735

     In January 1993, TU Electric made applications to the PUC in Docket 11735 and to its municipal regulatory authorities for upward adjustments in rates for electric service throughout its service area, which would have increased annual operating revenues by approximately $760 million, or 15.3%, based upon the test year ended June 30, 1992. Such request reflects, among other things, costs associated with Comanche Peak Unit 2, costs associated with Comanche Peak Unit 1 after the end of the Docket 9300 (see below) test year, additional ad valorem taxes and certain postretirement benefit costs. In August 1993, pursuant to rules of the PUC, TU Electric placed its requested rate increase into effect, under bond and subject to refund with interest, applicable to energy sales on and after such date. Revenues were recorded net of an estimated reserve for possible refunds.

     In October 1993, the PUC issued an order (Order) approving the terms of an agreement (Settlement Agreement) among TU Electric, the General Counsel's office of the PUC and applicable intervenors which, among other things, settled all remaining issues relating to the design, construction and cost of Comanche Peak through commencement of commercial operation of Unit 2. The Settlement Agreement provides for the disallowance in Docket 11735 of $250 million of costs relating to the completion of Comanche Peak. Pursuant to the Order, TU Electric refunded $5 million in fuel charges previously incurred in order to resolve the fuel phase of Docket 11735 under which TU Electric was seeking reconciliation of approximately $4.6 billion of fuel costs incurred during the three year period ended June 30, 1992, under the fuel rule in effect prior to May 1993. Further, in order to resolve the primary issue in another proceeding which resulted from a complaint filed against TU Electric in October 1992 by the General Counsel's office of the PUC, as a result of the Order, TU Electric agreed to write off $83 million of AFUDC, which consists of the amount subject to dispute in such proceeding and similar charges subsequently accrued. Also, under the Settlement Agreement and confirmed in the Docket 11735 final order (see below), TU Electric will recover, ratably over an eight year period, $197 million of operation and maintenance expenditures incurred by TU Electric in connection with its recent cost reduction program. However, an additional $25 million of such expenditures will not be subject to recovery and was written off by TU Electric. As a result of the Settlement Agreement, TU Electric recorded a charge against earnings in September 1993 of approximately $363 million ($265 million after tax).

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

10.  RATE PROCEEDINGS -- (CONTINUED)

     On January 28, 1994, the PUC issued a final order in Docket 11735 which provided for a total annual revenue increase of approximately $435 million, or 8.7%. TU Electric strongly disagrees with the final order and has filed a motion for rehearing with the PUC, and will appeal the outcome, if necessary. As a result of this final order, unless the order is changed on rehearing, TU Electric will refund the difference between the bonded rates and the rates approved in the final order, including interest, all of which is being fully reserved by TU Electric. The total amount to be refunded will be determined once approved rates have been implemented, which is expected to be during the second quarter of 1994. The amount to be refunded at December 31, 1993 was approximately $141.2 million. Such refund will be mitigated by a fuel cost surcharge approved by the PUC of approximately $144.5 million, including interest, in under-collected fuel costs through June 30, 1993.

     The following details the effect on 1993 consolidated net income of the Settlement Agreement and the Docket 11735 final order charges:

                                                                          THOUSANDS OF DOLLARS
                                                                          --------------------
         OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . . . .  $   (5,000)
                                                                               ----------
         OPERATING EXPENSES
          Federal income taxes -- current   . . . . . . . . . . . . . . . . .       1,000
          Federal income taxes -- deferred  . . . . . . . . . . . . . . . . .         750
                                                                               ----------
         OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,250)
                                                                               ----------

         OTHER INCOME (LOSS)
          Regulatory disallowances  . . . . . . . . . . . . . . . . . . . . .    (359,556)
          Federal income taxes -- current   . . . . . . . . . . . . . . . . .       2,258
          Federal income taxes -- deferred  . . . . . . . . . . . . . . . . .      94,406
                                                                               ----------
            Total other income (loss) . . . . . . . . . . . . . . . . . . . .    (262,892)
                                                                               ----------

         EFFECT ON CONSOLIDATED NET INCOME  . . . . . . . . . . . . . . . . .  $ (266,142)
                                                                               ----------
                                                                               ----------

     In November 1993, an intermediate appellate court in Texas, considering an appeal of another utility's rate case, ruled that utilizing tax benefits generated by costs not allowed in rates to reduce rates charged to customers was required by prior court rulings for all disallowed costs, including capital costs. TU Electric believes that such rulings are erroneous and not consistent with the Texas Public Utility Regulatory Act. According to a Private Letter Ruling issued to TU Electric by the IRS with respect to investment tax credits, such ratemaking treatment, to the extent related to property classified for tax purposes as public utility property, would result in a violation of the normalization rules contained in the Internal Revenue Code of 1986, as amended
(Code). Violation of the normalization rules would result in a significant adverse effect on TU Electric's results of operation and liquidity. The tax benefits associated with the Comanche Peak costs disallowed in Docket 9300 (see below) could be affected as a result of the court's method. In addition, in its final order in Docket 11735, the PUC reduced rates for the tax benefits generated by certain costs which were not allowed in rates. However, the PUC recognized the potential for a normalization violation if investment tax credits and tax depreciation generated by disallowed plant costs are used to reduce rates. Therefore, the PUC ordered TU Electric to obtain a Private Letter Ruling from the IRS with respect to tax depreciation on disallowed plant. Thus, TU Electric's rates would not reflect the tax depreciation benefit of disallowed plant unless

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

10.  RATE PROCEEDINGS -- (CONCLUDED)

the IRS rules such benefits can be utilized to reduce rates without violating the normalization rules contained in the Code. Such a finding by the IRS would require TU Electric to refund the tax depreciation benefits to its customers. TU Electric does not believe it is likely that such refund will occur if the IRS maintains a position similar to that stated in its previous Private Letter Ruling to TU Electric.

DOCKET 9300

     In September 1991, the PUC issued a final order in Docket 9300 which provided for a total revenue increase of approximately $442 million and included $695 million of CWIP in rate base to support the revenue increase. It also included a prudence disallowance of $472 million with respect to certain Comanche Peak costs relating to 87.8% of TU Electric's ownership interest in both units of Comanche Peak. With respect to TU Electric's reacquisition of the remaining 12.2% minority owner interests in Comanche Peak, the order included an additional disallowance of $909 million. In September 1991, TU Electric recorded a charge against earnings, as a provision for regulatory disallowances, of $1.381 billion ($1.011 billion after tax) as a result of the Docket 9300 final order.

     In November 1991, TU Electric filed a petition in the 250th Judicial District Court of Travis County, Texas, requesting a reversal and remand of the Docket 9300 final order. Other parties to the PUC proceeding also filed appeals with respect to various portions of the order. In September 1992, after a hearing, the Court entered a judgment in the appeals which affirmed the prudence disallowance of $472 million but reversed and remanded to the PUC for reconsideration those portions of the PUC's final order providing for additional disallowances aggregating $884 million with respect to TU Electric's reacquisition of minority owner interests in Comanche Peak. The Court recognized that on remand the PUC may adjust the amount of CWIP included in TU Electric's rate base to be consistent with the PUC's redeterminations regarding the minority owner reacquisitions and the amount of cash working capital. Therefore, TU Electric does not expect this judgment to affect the rates approved in the Docket 9300 final order. Other parties to this suit have appealed this judgment. TU Electric disagrees with certain portions of the judgment and also has appealed. TU Electric is unable to predict the outcome of such appeals and any reconsideration by the PUC.

11.  COMMITMENTS AND CONTINGENCIES

CONSTRUCTION PROGRAM

     The Company has taken steps to substantially reduce construction expenditures from amounts previously estimated. Construction expenditures, excluding AFUDC, are presently estimated at $400 million for each of the years 1994, 1995 and 1996. Estimated construction expenditures for 1994 through 1996 do not include $210 million in 1996 to resume active construction of two lignite-fueled units at Twin Oak which would be necessary to meet the current scheduled in service dates of the units. The reevaluation of growth expectations, the effects of inflation, additional regulatory requirements, and the availability of fuel, labor, materials and capital may result in changes in estimated construction costs and dates of completion. Commitments in connection with the construction program are generally revocable subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

11.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

CLEAN AIR ACT

     The federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on the sulfur dioxide emissions produced by generating units. To meet these sulfur dioxide requirements, the Clean Air Act provides for the annual allocation of sulfur dioxide emission allowances to utilities. Under the Clean Air Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances. The EPA grants a maximum number of allowances annually to TU Electric based on the amount of emissions from units in operation during the period 1985 through 1987. The Clean Air Act also provides that TU Electric be granted additional annual allowances for certain TU Electric units under construction based on part of their anticipated emissions. The Company's capital requirements have not been significantly affected by the requirements of the Clean Air Act. Although TU Electric is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact on the Company. Any additional capital costs, as well as any increased operating costs associated with these new requirements, are expected to be recoverable through rates, as similar costs have been recovered in the past.

PURCHASED POWER CONTRACTS

     TU Electric and SESCO have entered into purchased power contracts to purchase portions of the generating output of certain qualifying cogenerators and qualifying small power producers through the year 2005. These contracts provide for capacity payments subject to a facility meeting certain operating standards and energy payments based on the actual power taken under the contracts. The cost of these and other purchased power contracts is recovered currently through base rates, power cost and fuel recovery factors applied to customer billings. Capacity payments under these contracts for the years ended December 31, 1993, 1992 and 1991 were $251,610,000, $240,341,000 and
$229,953,000, respectively.

     Assuming operating standards are achieved, future capacity payments under the agreements are estimated as follows:

                   YEARS                           THOUSANDS OF DOLLARS
                   -----                           --------------------
                   1994  . . . . . . . . . . . . .      $  236,991
                   1995  . . . . . . . . . . . . .         229,340
                   1996  . . . . . . . . . . . . .         232,987
                   1997  . . . . . . . . . . . . .         240,884
                   1998  . . . . . . . . . . . . .         246,535
                   Thereafter  . . . . . . . . . .         654,641
                                                        ----------
                       Total . . . . . . . . . . .      $1,841,378
                                                        ----------
                                                        ----------

LEASES

      The System Companies have entered into operating leases covering various facilities and properties including combustion turbines, transportation, mining and data processing equipment, and office space. Lease costs charged to operation expense for the years ended December 31, 1993, 1992 and 1991 were $138,184,000, $127,446,000 and $126,690,000, respectively.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

11.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     The Company's future minimum lease commitments under such operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1993, were as follows:

                 YEARS                                                    THOUSANDS OF DOLLARS
                 -----                                                    --------------------
                 1994   . . . . . . . . . . . . . . . . . . . . . . .            $ 78,073
                 1995   . . . . . . . . . . . . . . . . . . . . . . .              63,356
                 1996   . . . . . . . . . . . . . . . . . . . . . . .              56,204
                 1997   . . . . . . . . . . . . . . . . . . . . . . .              35,682
                 1998   . . . . . . . . . . . . . . . . . . . . . . .              33,356
                 Thereafter   . . . . . . . . . . . . . . . . . . . .             654,260
                                                                                 --------
                     Total minimum lease commitments*   . . . . . . .            $920,931
                                                                                 --------
                                                                                 --------

                 ______________________________
                 * Minimum lease commitments have not been reduced by $3,833,000 due to the Company under noncancellable subleases.



COOLING WATER CONTRACTS

     TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $38,590,000 at December 31, 1993, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2 to 7%. TU Electric is required to make periodic payments equal to such principal and interest for the years 1994 through 1998 which includes amounts assumed by a third party as follows: $4,423,000 for 1994; $4,431,000 for 1995; $4,430,000
for 1996; $4,435,000 for 1997 and $4,435,000 for 1998.  Payments made by TU
Electric, net of amounts assumed by a third party under such contracts, for 1993, 1992 and 1991 were $2,954,000, $2,849,000 and $2,596,000, respectively.
In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $86,450,000 remaining principal amount of bonds at December 31, 1993, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality.

CHACO COAL PROPERTIES

     Chaco Energy Company (Chaco) has a coal lease agreement for the rights to certain surface mineable coal reserves located in New Mexico. The agreement provides for minimum advance royalty payments of approximately $16 million per year through 2017, covering approximately 228 million tons of coal. The Company has entered into a surety agreement to assure the performance by Chaco with respect to this agreement. At December 31, 1993 and 1992, $483,855,000 and $467,819,000, respectively, of minimum advance royalties paid by Chaco are included in non-utility property.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

11.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

NUCLEAR INSURANCE

     With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident currently at $9.4 billion and requires nuclear power plant operators to provide financial protection for this amount. As required, TU Electric provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TU Electric has purchased $200 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of two major stock and mutual insurance pools, Nuclear Energy Liability Insurance Association and Mutual Atomic Energy Liability Underwriters. The second layer of financial protection is provided under an industry retrospective payment program called Secondary Financial Protection (SFP). Under the SFP, each operating licensed reactor in the United States is subject to an assessment of up to $79.275 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the United States. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax which is not included in the amounts above.

     With respect to nuclear decontamination and property damage insurance, NRC regulations require that nuclear plant license-holders maintain not less than $1.06 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TU Electric maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $2.75 billion, above which TU Electric is self-insured. The primary layer of coverage of $500 million is provided by ANI. The remaining coverage includes premature decommissioning coverage and is provided by ANI in the amount of $850 million and Nuclear Electric Insurance Limited (NEIL), a nuclear electric utility industry mutual insurance company, in the amount of $1.4 billion. TU Electric is subject to a maximum annual assessment from NEIL of $17 million in the event NEIL's losses under this type of insurance for major incidents at nuclear plants participating in this program exceed its accumulated funds and reinsurance.

     TU Electric maintains Extra Expense Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twenty-one weeks as a result of covered direct physical damage. The coverage provides for weekly payments of up to $3.5 million for the first and $2.345 million for the second and third fifty-two week periods of each outage, respectively, after the initial twenty-one week period. The total maximum coverage is $426 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TU Electric is subject to a maximum assessment of $10 million per year.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

11.  COMMITMENTS AND CONTINGENCIES -- (CONCLUDED)

NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL

     TU Electric has established a reserve (included in accumulated depreciation) for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At December 31, 1993, such reserve totaled $35,978,000 which includes an accrual of $12,612,000 for the year ended December 31, 1993. At December 31, 1993, $35,720,000 has been deposited in the external trust funds for decommissioning of Unit 1 and Unit 2. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study during 1992 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities were estimated to be $255,000,000 and $344,000,000, respectively. Decommissioning activities are projected to begin in 2030 and 2032 for Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. TU Electric is recovering such costs based upon the 1992 study through the rates placed in effect under Docket 11735 (see Note 10).

     TU Electric has a contract with the United States Department of Energy for the future disposal of spent nuclear fuel at a cost of one mill per kilowatt-hour of Comanche Peak net generation. The disposal fee is included in nuclear fuel expense.

GENERAL

     In addition to the above, the Company and its subsidiaries are involved in various legal and administrative proceedings which, in the opinion of the Company, should not have a material effect upon its financial position or results of operation.

12.  CHANGE IN ACCOUNTING FOR UNBILLED REVENUE

     Effective January 1, 1992, TU Electric began recording base rate revenue for energy sold but not billed through the end of each month to achieve a better matching of revenues and expenses. Prior to the change in accounting method, revenues were recognized based on customer billings on a cycle basis. The change in accounting increased consolidated net income in 1992 by $102,044,000 ($0.48 per share), of which $80,907,000 ($0.38 per share)
represents the cumulative effect of the change in accounting principle at January 1, 1992. Pro forma effects, assuming retroactive application of recording unbilled revenues, are presented below:

                                                                          YEAR ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                         1993       1992       1991
                                                                      ---------  ---------  ----------
                                                                            THOUSANDS OF DOLLARS
As previously reported:
   Consolidated net income (loss)   . . . . . . . . . . . . . . . .   $368,660    $700,111  $(409,964)
   Earnings per share   . . . . . . . . . . . . . . . . . . . . . .      $1.66       $3.26     $(1.98)

Pro forma:
   Consolidated net income (loss)   . . . . . . . . . . . . . . . .       --      $619,204  $(407,248)
   Earnings per share   . . . . . . . . . . . . . . . . . . . . . .       --         $2.88     $(1.96)

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     In December 1991, the FASB issued Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (Statement 107) to provide readers of the financial statements another method of valuing financial instruments on a current basis. The following information represents the Company's estimate of the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale.

     The amounts reflected in the consolidated balance sheet for cash, temporary cash investments and special deposits approximate fair value due to the short maturity of such instruments. The fair values of financial instruments for which estimated fair values have not been specifically presented is not materially different than their related book value.

     Other investments includes amounts principally for nuclear decommissioning fund assets and funds invested pursuant to certain incentive and compensation agreements. The fair values of the nuclear decommissioning assets and incentive and compensation assets are estimated based on quoted market prices at year-end for the instruments in which such funds are invested.

     Common stock -- net has been reduced by the note receivable from the trustee of the leveraged employee stock ownership provision of the Thrift Plan. The fair values of such note, long-term debt and preferred stock subject to mandatory redemption are estimated at the lesser of the Company's call price or the present value of future cash flows discounted at rates consistent with comparable maturities adjusted for credit risk.

     The carrying amount of other financial liabilities classified as current on the consolidated balance sheet, such as notes payable and long- term debt due currently, approximates fair value due to the short maturity of such instruments. Customer deposits have no defined maturities and, therefore, are reflected at the amount payable on demand at the balance sheet date.

     TU Electric has agreed, in effect, to guarantee the principal and interest on bonds used to finance the reservoirs from which TU Electric uses cooling water for certain generating units. TU Electric is also the guarantor for the principal amount of certain bonds issued for similar purposes which were assigned to a municipality. The outstanding principal at December 31, 1993 and 1992 of the bonds for which TU Electric is contingently liable is $125,000,000 and $131,000,000, respectively. The fair value of the bonds, approximately $136,000,000 and $131,000,000 for December 31, 1993 and 1992, respectively, is based on the present value of the instruments' approximate cash flows discounted at the year-end risk free rate for issues of comparable maturities adjusted for credit risk.

     The estimated fair value of the System Companies' significant financial instruments are as follows:

                                                                     DECEMBER 31, 1993               DECEMBER 31, 1992
                                                                 --------------------------      --------------------------
                                                                   CARRYING         FAIR           CARRYING         FAIR
                                                                    AMOUNT          VALUE           AMOUNT          VALUE
                                                                 ------------    ----------      ------------    ----------
                                                                                   THOUSANDS OF DOLLARS
     Long-term debt   . . . . . . . . . . . . . . . . . . . .    $8,379,826      $9,334,454      $7,931,981      $8,703,670
     Preferred stock subject to mandatory redemption  . . . .       396,917         408,347         418,748         455,009
     LESOP note receivable  . . . . . . . . . . . . . . . . .       250,000         277,521         250,000         251,452
     Other investments  . . . . . . . . . . . . . . . . . . .        53,549          54,839          37,603          38,770

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)


14.  SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

     In the opinion of the Company, the information below includes all adjustments (constituting only normal recurring accruals and the change in accounting, see Note 12) necessary to a fair statement of such amounts. Quarterly results are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including rate changes, variations in maintenance and other operating expense patterns, the impact of the change in AFUDC accruals (see Note 1) and the charges for regulatory disallowances. For additional information regarding the charges for regulatory disallowances, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 10.

                                                                                             EARNINGS PER
                                                                         CONSOLIDATED          SHARE OF
                         OPERATING REVENUES      OPERATING INCOME         NET INCOME         COMMON STOCK*
                       ---------------------    -------------------   ------------------   ------------------
QUARTER ENDED             1993       1992          1993      1992       1993       1992      1993      1992
- -------------          ---------- ----------    --------   --------   --------  --------   --------   -------
                                           THOUSANDS OF DOLLARS (EXCEPT PER SHARE AMOUNTS)
March 31  . . . . . .  $1,142,493 $1,057,160  $  243,804 $  229,693   $153,116  $166,347   $0.70      $0.78
June 30 . . . . . . .   1,255,952  1,196,065     273,292    292,842    162,666   156,690    0.74       0.73
September 30  . . . .   1,786,283  1,478,473     464,691    421,134     51,671   294,960    0.23       1.37
December 31 . . . . .   1,249,784  1,176,178     205,139    219,650      1,207    82,114    0.01       0.38
                       ---------- ----------  ---------- ----------   --------  --------
                       $5,434,512 $4,907,876  $1,186,926 $1,163,319   $368,660  $700,111
                       ---------- ----------  ---------- ----------   --------  --------
                       ---------- ----------  ---------- ----------   --------  --------

- ---------------
* Quarterly earnings per share of common stock are based on the weighted average number of shares outstanding during the quarter and, as a result, the sum of the quarters may not equal annual earnings per share.

INDEPENDENT AUDITORS' REPORT


Texas Utilities Company:

We have audited the accompanying consolidated balance sheets of Texas Utilities Company and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in Item 14.(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Texas Utilities Company and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 7 and 8 to the consolidated financial statements, in 1993, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions to conform with Statements of Financial Accounting Standards No. 109 and No. 106, respectively. Also discussed in Note 12 to the consolidated financial statements, in 1992, the Company changed its method of accounting for base rate revenue sold but not billed.


/s/ DELOITTE & TOUCHE

Dallas, Texas
March 11, 1994

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                          STATEMENT OF RESPONSIBILITY


     The management of Texas Utilities Company is responsible for the preparation, integrity and objectivity of the consolidated financial statements of the Company and its subsidiaries and other information included in this report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. As appropriate, the statements include amounts based on informed estimates and judgments of management.

     The management of the Company has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent certified public accountants concerning the Company's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 1993, the Company's system of internal control was adequate to accomplish the objectives discussed herein.

     The Board of Directors of the Company addresses its oversight responsibility for the consolidated financial statements through its Audit Committee, which is composed of directors who are not employees of the Company. The Audit Committee meets regularly with the Company's management, internal auditors and independent certified public accountants to review matters relating to financial reporting, auditing and internal control. To ensure auditor independence, both the internal auditors and independent certified public accountants have full and free access to the Audit Committee.

     The independent certified public accounting firm of Deloitte & Touche is engaged to audit, in accordance with generally accepted auditing standards, the consolidated financial statements of the Company and its subsidiaries and to issue their report thereon.


                                                  /s/  J. S. FARRINGTON
                                         J. S. Farrington, Chairman of the Board
                                                    and Chief Executive


                                                       /s/  ERLE NYE
                                                    Erle Nye, President


                                                   /s/  H. JARRELL GIBBS
                                              H. Jarrell Gibbs, Vice President
                                               and Principal Financial Officer


                                                     /s/  H. DAN FARELL
                                                  H. Dan Farell, Controller
                                               and Principal Accounting Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information with respect to these items is found under the headings Election of Directors, Executive Compensation, and Beneficial Ownership of Common Stock of the Company in the definitive proxy statement to be mailed by the registrant to the Commission for filing on or about April 1, 1994. Additional information with respect to Executive Officers of the Registrant is found at the end of Part I.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                           PAGE
                                                                                                           ----
      (a)    Documents filed as part of this Report:
             1.  Financial Statements (included in Item 8, Financial Statements and Supplementary Data):
                       Statements of Consolidated Income for each of the three years in the
                          period ended December 31, 1993  . . . . . . . . . . . . . . . . . . . . .         29
                       Statements of Consolidated Retained Earnings for each of the three
                          years in the period ended December 31, 1993 . . . . . . . . . . . . . . .         29
                       Statements of Consolidated Cash Flows for each of the three years in
                          the period ended December 31, 1993  . . . . . . . . . . . . . . . . . . .         30
                       Consolidated Balance Sheets, December 31, 1993 and 1992  . . . . . . . . . .         31
                       Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .         33
                       Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . .         55
                       Statement of Responsibility  . . . . . . . . . . . . . . . . . . . . . . . .         56
             2.  Financial Statement Schedules--
                    For each of the three years in the period ended December 31, 1993:
                       Schedule V--Utility Plant  . . . . . . . . . . . . . . . . . . . . . . . . .         66
                       Schedule VI--Accumulated Depreciation  . . . . . . . . . . . . . . . . . . .         67
                       Schedule VIII--Valuation and Qualifying Accounts . . . . . . . . . . . . . .         68
                       Schedule IX--Short-term Borrowings . . . . . . . . . . . . . . . . . . . . .         69
                       Schedule X--Supplementary Information  . . . . . . . . . . . . . . . . . . .         70



    The following financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or notes thereto: I, II, III, IV, VII, XI, XII and XIII.

      (b)   Reports on Form 8-K:

            Reports on Form 8-K filed since September 30, 1993, are as follows:

            DATE OF REPORT              ITEMS REPORTED
            --------------              --------------

            October 26, 1993            Item 5.  OTHER EVENTS
            November 24, 1993           Item 5.  OTHER EVENTS
            January 14, 1994            Item 5.  OTHER EVENTS
            January 31, 1994            Item 5.  OTHER EVENTS

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED).

      (C)   EXHIBITS:

                  PREVIOUSLY FILED*
            ---------------------------
             WITH
             FILE                 AS
EXHIBITS    NUMBER              EXHIBIT                NUMBER                DATED
- --------    ------              -------                ------                -----
3(a)        33-48880             4(a)     --   Restated Articles of Incorporation of Texas Utilities Company.
3(b)        33-48880             4(b)     --   Bylaws, as amended, of Texas Utilities Company.
4(a)        2-90185              4(a)     --   Mortgage and Deed of Trust, dated as of December 1, 1983, between Texas Utilities
                                               Electric Company and Irving Trust Company (now The Bank of New York), Trustee.
4(a)-1                                    --   Supplemental Indentures to Mortgage and Deed of Trust:
            2-90185              4(b)                  First                 April 1, 1984
            2-92738              4(a)-1                Second                September 1, 1984
            2-97185              4(a)-1                Third                 April 1, 1985
            2-99940              4(a)-1                Fourth                August 1, 1985
            2-99940              4(a)-2                Fifth                 September 1, 1985
            33-01774             4(a)-2                Sixth                 December 1, 1985
            33-9583              4(a)-1                Seventh               March 1, 1986
            33-9583              4(a)-2                Eighth                May 1, 1986
            33-11376             4(a)-1                Ninth                 October 1, 1986
            33-11376             4(a)-2                Tenth                 December 1, 1986
            33-11376             4(a)-3                Eleventh              December 1, 1986
            33-14584             4(a)-1                Twelfth               February 1, 1987
            33-14584             4(a)-2                Thirteenth            March 1, 1987
            33-14584             4(a)-3                Fourteenth            April 1, 1987
            33-24089             4(a)-1                Fifteenth             July 1, 1987
            33-24089             4(a)-2                Sixteenth             September 1, 1987
            33-24089             4(a)-3                Seventeenth           October 1, 1987
            33-24089             4(a)-4                Eighteenth            March 1, 1988
            33-24089             4(a)-5                Nineteenth            May 1, 1988
            33-30141             4(a)-1                Twentieth             September 1, 1988
            33-30141             4(a)-2                Twenty-first          November 1, 1988
            33-30141             4(a)-3                Twenty-second         January 1, 1989
            33-35614             4(a)-1                Twenty-third          August 1, 1989
            33-35614             4(a)-2                Twenty-fourth         November 1, 1989
            33-35614             4(a)-3                Twenty-fifth          December 1, 1989
            33-35614             4(a)-4                Twenty-six            February 1, 1990
            33-39493             4(a)-1                Twenty-seventh        September 1, 1990
            33-39493             4(a)-2                Twenty-eighth         October 1, 1990
            33-39493             4(a)-3                Twenty-ninth          October 1, 1990
            33-39493             4(a)-4                Thirtieth             March 1, 1991
            33-45104             4(a)-1                Thirty-first          May 1, 1991
            33-45104             4(a)-2                Thirty-second         July 1, 1991
            33-46293             4(a)-1                Thirty-third          February 1, 1992
            33-49710             4(a)-1                Thrity-fourth         April 1, 1992
            33-49710             4(a)-2                Thirty-fifth          April 1, 1992
            33-49710             4(a)-3                Thirty-sixth          June 1, 1992

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED).

                  PREVIOUSLY FILED*
            ---------------------------
             WITH
             FILE                 AS
EXHIBITS    NUMBER              EXHIBIT                NUMBER                DATED
- --------    ------              -------                ------                -----
            33-49710             4(a)-4                Thirty-seventh        June 1, 1992
            33-57576             4(a)-1                Thirty-eighth         August 1, 1992
            33-57576             4(a)-2                Thirty-ninth          October 1, 1992
            33-57576             4(a)-3                Fortieth              November 1, 1992
            33-57576             4(a)-4                Forty-first           December 1, 1992
            33-60528             4(a)-1                Forty-second          March 1, 1993
            33-64692             4(a)-1                Forty-third           April 1, 1993
            33-64692             4(a)-2                Forty-fourth          April 1, 1993
            33-64692             4(a)-3                Forty-fifth           May 1, 1993
            33-68100             4(a)-1                Forty-sixth           July 1, 1993
            0-11442              99(b)                 Forty-seventh         October 1, 1993
            Form 10-Q
            (Quarter ended
            September 30, 1993)
            0-11442              4(a)-2                Forty-eighth          November 1, 1993
            Form 10-K
            (1993)

4(b)        2-2801               B-2      --   Mortgage and Deed of Trust, dated as of February 1, 1937, between Dallas Power &
                                               Light Company and Old Colony Trust Company, Trustee (The First National Bank of
                                               Boston, successor Trustee).
4(b)-1                                    --   Supplemental Indentures to Mortgage and Deed of Trust:
            2-7855               7(a)                  First                 April 1, 1949
            2-8466               7(a)-2                Second                June 1, 1950
            2-10071              4(b)-3                Third                 March 1, 1953
            2-12200              2(b)-1                Fourth                February 1, 1956
            2-77857              4(b)-5                Fifth                 December 1, 1956
            2-77857              4(b)-6                Sixth                 December 1, 1959
            2-20997              2(b)-7                Seventh               February 1, 1963
            2-77857              4(b)-8                Eighth                January 1, 1966
            2-25805              2(b)-9                Ninth                 February 1, 1967
            2-37161              2(c)                  Tenth                 June 1, 1970
            2-42043              2(c)                  Eleventh              November 1, 1971
            2-45403              2(c)                  Twelfth               September 1, 1972
            2-52708              2(c)                  Thirteenth            March 1, 1975
            2-77857              4(b)-14               Fourteenth            May 1, 1977
            2-71621              4(c)                  Fifteenth             June 1, 1981
            2-77857              4(b)-16               Sixteenth             November 1, 1981
            2-77857              4(c)                  Seventeenth           July 1, 1982
            2-81476              4(b)-18               Eighteenth            November 1, 1982
            2-81476              4(c)                  Nineteenth            February 1, 1983
            2-90185              4(c)-1                Twentieth             June 1, 1983
            2-90185              4(c)-2                Twenty-first          January 1, 1984
            2-90185              4(c)-3                Twenty-second         April 1, 1984
            2-92738              4(b)-1                Twenty-third          September 1, 1984

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED).

                  PREVIOUSLY FILED*
            ---------------------------
             WITH
             FILE                 AS
EXHIBITS    NUMBER              EXHIBIT                NUMBER                DATED
- --------    ------              -------                ------                -----
            2-99940              4(b)-1                Twenty-fourth         September 1, 1985
            33-11376             4(b)-1                Twenty-fifth          October 1, 1986
            33-14584             4(b)-1                Twenty-sixth          March 1, 1987
            33-24089             4(b)-1                Twenty-seventh        July 1, 1987
            33-30141             4(b)-1                Twenty-eighth         January 1, 1989
            33-35614             4(b)-1                Twenty-ninth          November 1, 1989
            33-46293             4(b)-2                Thirtieth             February 1, 1992
            33-49710             4(b)-1                Thirty-first          June 1, 1992
4(c)        2-5609               7(b)     --   Mortgage and Deed of Trust, dated as of March 1, 1945, between Texas Electric
                                               Service Company and The Fort Worth National Bank, Trustee (Bank One, Texas, N.A.,
                                               successor Trustee).
4(c)-1                                    --   Supplemental Indentures to Mortgage and Deed of Trust:
            2-7186               7(b)                  First                 October 1, 1947
            2-7423               7(c)                  Second                April 1, 1948
            2-7894               7(d)                  Third                 April 1, 1949
            2-8982               7(e)                  Fourth                June 1, 1951
            2-9547               4(c)                  Fifth                 May 1, 1952
            2-10118              4(c)                  Sixth                 April 1, 1953
            2-12227              2(c)                  Seventh               March 1, 1955
            2-60449              2(b)-1                Eighth                March 1, 1956
            2-60449              2(b)-1                Ninth                 July 1, 1957
            2-60449              2(b)-1                Tenth                 November 1, 1958
            2-21105              2(b)                  Eleventh              April 1, 1963
            2-23056              2(b)                  Twelfth               February 1, 1965
            2-24384              2(c)                  Thirteenth            February 1, 1966
            2-26297              2(c)                  Fourteenth            May 1, 1967
            2-31474              2(c)                  Fifteenth             March 1, 1969
            2-38358              2(c)                  Sixteenth             October 1, 1970
            2-39627              2(c)                  Seventeenth           April 1, 1971
            2-42552              2(c)                  Eighteenth            January 1, 1972
            2-60449              2(b)-1                Nineteenth            April 1, 1974
            2-60449              2(b)-1                Twentieth             December 1, 1974
            2-60449              2(b)-1                Twenty-first          June 1, 1975
            2-60449              2(b)-1                Twenty-second         March 1, 1976
            2-63425              2(c)                  Twenty-third          February 1, 1979
            2-66633              2(c)                  Twenty-fourth         March 1, 1980
            2-74809              4(c)-1                Twenty-fifth          November 1, 1981
            2-74809              4(d)-1                Twenty-sixth          December 1, 1981
            2-76675              4(c)                  Twenty-seventh        April 1, 1982
            2-80329              4(c)                  Twenty-eighth         November 1, 1982
            2-80329              4(d)                  Twenty-ninth          December 1, 1982
            2-90185              4(d)-1                Thirtieth             June 1, 1983
            2-90185              4(d)-2                Thirty-first          January 1, 1984

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED).

                  PREVIOUSLY FILED*
            ---------------------------
             WITH
             FILE                 AS
EXHIBITS    NUMBER              EXHIBIT                NUMBER                DATED
- --------    ------              -------                ------                -----
            2-90185              4(d)-3                Thirty-second         April 1, 1984
            2-92738              4(c)-1                Thirty-third          September 1, 1984
            2-99940              4(c)-1                Thirty-fourth         August 1, 1985
            33-9583              4(c)-1                Thirty-fifth          March 1, 1986
            33-11376             4(c)-1                Thirty-sixth          December 1, 1986
            33-14584             4(c)-1                Thirty-seventh        February 1, 1987
            33-24089             4(c)-1                Thirty-eighth         September 1, 1987
            33-24089             4(c)-2                Thirty-ninth          October 1, 1987
            33-24089             4(c)-3                Fortieth              March 1, 1988
            33-30141             4(c)-1                Forty-first           September 1, 1988
            33-39493             4(c)-1                Forty-second          September 1, 1990
            33-39493             4(c)-2                Forty-third           March 1, 1991
            33-46293             4(c)-2                Forty-fourth          February 1, 1992
            33-57576             4(c)-1                Forty-fifth           October 1, 1992
            33-57576             4(c)-2                Forty-sixth           November 1, 1992
            33-60528             4(c)-1                Forty-seventh         March 1, 1993
            33-68100             4(c)-1                Forty-eighth          July 1, 1993
            0-11442              99(a)                 Forty-ninth           October 1, 1993
            Form 10-Q
            (Quarter ended
            September 30, 1993)
4(d)        2-5718               7(c)     --   Mortgage and Deed of Trust, dated as of May 1, 1945, between Texas Power & Light
                                               Company and Republic  National Bank of Dallas, Trustee (NationsBank of Texas, N.A.,
                                               successor Trustee).
4(d)-1                                    --   Supplemental Indentures to Mortgage and Deed of Trust:
            2-7204               7(a)                  First                 October 1, 1947
            2-7446               7(a)                  Second                April 1, 1948
            2-9474               4(c)                  Third                 April 1, 1952
            2-10204              4(c)                  Fourth                May 1, 1953
            2-11162              2(b)                  Fifth                 October 1, 1954
            2-12856              4(c)                  Sixth                 November 1, 1956
            2-14553              2(b)                  Seventh               December 1, 1958
            2-19452              2(b)-1                Eighth                January 1, 1961
            2-21028              2(b)                  Ninth                 February 1, 1963
            2-24326              2(c)                  Tenth                 January 1, 1965
            2-24326              2(d)                  Eleventh              February 1, 1966
            2-25885              2(c)                  Twelfth               February 1, 1967
            2-27853              2(c)                  Thirteenth            January 1, 1968
            2-35941              2(c)                  Fourteenth            February 1, 1970
            2-38171              2(c)                  Fifteenth             September 1, 1970
            2-39083              2(c)                  Sixteenth             February 1, 1971
            2-42763              2(c)                  Seventeenth           February 1, 1972
            2-46740              2(c)                  Eighteenth            February 1, 1973

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED).

                  PREVIOUSLY FILED*
            ---------------------------
             WITH
             FILE                 AS
EXHIBITS    NUMBER              EXHIBIT                NUMBER                DATED
- --------    ------              -------                ------                -----
            2-73790              4(b)-19               Nineteenth            February 1, 1974
            2-73790              4(b)-20               Twentieth             October 1, 1974
            2-52865              2(c)                  Twenty-first          April 1, 1975
            2-55210              2(c)                  Twenty-second         January 1, 1976
            2-57963              2(c)                  Twenty-third          February 1, 1977
            2-63369              2(c)                  Twenty-fourth         February 1, 1979
            2-67594              (b)(2)-2              Twenty-fifth          May 1, 1980
            2-73790              4(c)                  Twenty-sixth          September 1, 1981
            2-77733              4(b)                  Twenty-seventh        November 1, 1981
            2-77733              4(c)                  Twenty-eighth         June 1, 1982
            2-90185              4(e)-1                Twenty-ninth          November 1, 1982
            2-90185              4(e)-2                Thirtieth             June 1, 1983
            2-90185              4(e)-3                Thirty-first          October 1, 1983
            2-90185              4(e)-4                Thirty-second         January 1, 1984
            2-90185              4(e)-5                Thirty-third          April 1, 1984
            2-92738              4(d)-1                Thirty-fourth         September 1, 1984
            2-97185              4(d)-1                Thirty-fifth          April 1, 1985
            33-01774             4(d)-1                Thirty-sixth          December 1, 1985
            33-9583              4(d)-1                Thirty-seventh        May 1, 1986
            33-11376             4(d)-1                Thirty-eighth         December 1, 1986
            33-14584             4(d)-1                Thirty-ninth          April 1, 1987
            33-24089             4(d)-1                Fortieth              May 1, 1988
            33-30141             4(d)-1                Forty-first           August 1, 1988
            33-35614             4(d)-1                Forty-second          August 1, 1989
            33-35614             4(d)-2                Forty-third           December 1, 1989
            33-35614             4(d)-3                Forty-fourth          February 1, 1990
            33-39493             4(d)-1                Forty-fifth           October 1, 1990
            33-45104             4(d)-1                Forty-sixth           May 1, 1991
            33-45104             4(d)-2                Forty-seventh         July 1, 1991
            33-46293             4(d)-2                Forty-eighth          February 1, 1992
            33-49710             4(d)-1                Forty-nineth          April 1, 1992
            33-57576             4(d)-1                Fiftieth              August 1, 1992
            33-57576             4(d)-2                Fifty-first           December 1, 1992
            33-64692             4(d)-1                Fifty-second          April 1, 1993
            33-64692             4(d)-2                Fifty-third           May 1, 1993
            0-11442              4(d)-2                Fifty-fourth          November 1, 1993
            Form 10-K
            (1993)


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED).

                  PREVIOUSLY FILED*
            ---------------------------
             WITH
             FILE                 AS
EXHIBITS    NUMBER              EXHIBIT                NUMBER                DATED
- --------    ------              -------                ------                -----
4(e)                                      --   Agreement to furnish certain debt instruments.
4(f)        33-68104             4(b)-16  --   Deposit Agreement between TU Electric and Chemical
                                               Bank, dated as of January 11, 1993.
4(g)        33-68104             4(b)-17  --   Deposit Agreement between TU Electric and Chemical
                                               Bank, dated as of August 4, 1993.
4(h)        0-11442              4(h)     --   Deposit Agreement between TU Electric and Chemical
            Form 10-K                          Bank, dated as of October 14, 1993.
            (1993)
10(a)**     1-3591               10(a)    --   Deferred and Incentive Compensation Plan of the Texas
            Form 10-K                          Utilities Company System, as amended June 30, 1992.
            (1992)
10(b)**     1-3591               10(b)    --   Salary Deferral Program of the Texas Utilities Company System
            Form 10-K                          as amended May 31, 1992.
            (1992)
10(c)**     1-3591               10(c)    --   Restated Supplemental Retirement Plan for the employees of the
            Form 10-K                          Texas Utilities Company System, dated as of January 1, 1991.
            (1992)
21                                        --   Subsidiaries of Texas Utilities Company.
23(a)                                     --   Consent of Counsel.
23(b)                                     --   Independent Auditors' Consent.
99(a)       0-11442              99(a)    --   Agreement,  dated  as of  February 12, 1988,  between TU
            Form 10-K                          Electric and Texas Municipal Power Agency.
            (1993)
99(b)       33-55408             99(a)    --   Agreement, dated as of July 5, 1988, between TU Electric
                                               and the Brazos Electric Power Cooperative, Inc.
99(c)       33-55408             99(b)    --   Agreement,  dated  as  of  January 30, 1990,  between  TU
                                               Electric and Tex-La Electric Cooperative of Texas, Inc.
99(d)       33-55408             99(c)    --   Amended and Restated Credit Agreement, dated as of April  1,
                                               1990, among TU Electric, Texas Utilities, certain banks and
                                               Morgan Guaranty Trust Company of New York, Agent.
99(e)       33-59988             2        --   Agreement and plan of merger, dated as of January 25, 1993, by and among Texas Utilities Company, TUA, Inc., and Southwestern
                                               Electric Service Company.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONCLUDED)

                  PREVIOUSLY FILED*
            ---------------------------
             WITH
             FILE                 AS
EXHIBITS    NUMBER              EXHIBIT                NUMBER                DATED
- --------    ------              -------                ------                -----
99(f)       33-23532             4(c)(i)  --   Trust Indenture, Security Agreement and Mortgage, dated as of
                                               December 1, 1987, as supplemented by Supplement No. 1 thereto dated as of May 1, 1988 among the Lessor, TU Electric and the
                                               Trustee.
99(g)       33-24089             4(e)     --   Supplement No. 2 to Trust Indenture, Security Agreement and
                                               Mortgage, dated as of August 1, 1988.
99(h)       33-24089             4(e)-1   --   Supplement No. 3 to Trust Indenture, Security Agreement and
                                               Mortgage, dated as of August 1, 1988.
99(i)       0-11442              99(c)    --   Supplement No. 4 to Trust Indenture, Security Agreement and
            Form 10-Q                          Mortgage, including form of Secured Facility Bond, 1993 Series,
            (Quarter ended                     dated as of July 1, 1993.
            June 30, 1993)
99(j)       33-23532             4(d)     --   Lease Agreement, dated as of December 1, 1987, between the
                                               Lessor and TU Electric as supplemented by Supplement No. 1 thereto dated as of May 20, 1988 between the Lessor and TU
                                               Electric.
99(k)       33-24089             4(f)     --   Lease Agreement Supplement No. 2, dated as of August 18, 1988.
99(l)       33-24089             4(f)-1   --   Lease Agreement Supplement No. 3, dated as of August 25, 1988.
99(m)       33-63434             4(d)(iv) --   Lease Agreement Supplement No. 4, dated as of December 1, 1988.
99(n)       33-63434             4(d)(v)  --   Lease Agreement Supplement No. 5, dated as of June 1, 1989.
99(o)       0-11442              99(d)    --   Lease Agreement Supplement No. 6, dated as of July 1, 1993.
            Form 10-Q
            (Quarter ended
            June 30, 1993)
99(p)       33-23532             4(e)     --   Participation Agreement dated as of December 1, 1987, as
                                               amended by a Consent to Amendment of the Participation
                                               Agreement, dated as of May 20, 1988, each among the Lessor, the Trustee, the Owner Participant, certain banking institutions,
                                               Capcorp, Inc. and TU Electric.
99(q)       33-24089             4(g)     --   Consent to Amendement of the Participation Agreement, dated as of August, 18, 1988.
99(r)       33-24089             4(g)-1   --   Supplement No. 1 to the Participation Agreement, dated as of
                                               August 18, 1988.
99(s)       33-24089             4(g)-2   --   Supplement No. 2 to the Participation Agreement, dated as of
                                               August 18, 1988.
99(t)       33-63434             4(e)(v)  --   Supplement No. 3 to the Participation Agreement, dated as of
                                               December 1, 1988.
99(u)       0-11442              99(e)    --   Supplement No. 4 to the Participation Agreement, dated as of
            Form 10-Q                          June 17, 1993.
            (Quarter ended
            June 30, 1993)
____________________________________________

 *Incorporated herein by reference.
**Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                          SCHEDULE V -- UTILITY PLANT

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993

- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
          COLUMN A                    COLUMN B      COLUMN C       COLUMN D        COLUMN E          COLUMN F
- ---------------------------------------------------------------------------------------------------------------
                                     BALANCE AT                                      OTHER            BALANCE
                                     BEGINNING     ADDITIONS                       CHANGES --          AT END
      CLASSIFICATION                  OF YEAR       AT COST      RETIREMENTS          ADD             OF YEAR
- ---------------------------------------------------------------------------------------------------------------
                                                            THOUSANDS OF DOLLARS
Year Ended December 31, 1993
   Utility plant
      In service:
        Production  . . . . . . .   $11,461,906   $5,024,351       $  9,532    $     --             $16,476,725
        Transmission  . . . . . .     1,493,601       46,824          2,924          4,898 (a)        1,542,399
        Distribution  . . . . . .     3,567,646      236,987         28,684         46,253 (a)        3,822,202
        General . . . . . . . . .       466,215       20,012         11,432          2,720 (a)          477,515
                                    -----------   ----------       --------    -----------          -----------
           Total  . . . . . . . .    16,989,368    5,328,174         52,572         53,871           22,318,841
      Construction work in progress   5,614,429   (4,574,698)         --               752 (a)        1,040,483
      Nuclear fuel -- net . . . .       358,087       28,063          --           (65,259)(b)          320,891
      Held for future use . . . .        32,286        9,363          --             --                  41,649
                                    -----------   ----------       --------    -----------          -----------
      Utility plant before reserve   22,994,170      790,902         52,572        (10,636)          23,721,864
      Less reserve for regulatory
         disallowances  . . . . .    (1,308,460)       --             --             --              (1,308,460)
                                    -----------   ----------       --------    -----------          -----------
           Total utility plant  .   $21,685,710   $  790,902       $ 52,572    $   (10,636)         $22,413,404
                                    -----------   ----------       --------    -----------          -----------
                                    -----------   ----------       --------    -----------          -----------
Year Ended December 31, 1992
   Utility plant
      In service:
        Production  . . . . . . .   $11,371,056   $  109,388       $ 18,538    $     --             $11,461,906
        Transmission  . . . . . .     1,443,565       55,073          5,037          --               1,493,601
        Distribution  . . . . . .     3,377,396      218,007         27,757          --               3,567,646
        General . . . . . . . . .       450,778       24,662          9,225          --                 466,215
                                    -----------   ----------       --------    -----------          -----------
           Total  . . . . . . . .    16,642,795      407,130         60,557          --              16,989,368
      Construction work in progress   4,895,288      719,141          --             --               5,614,429
      Nuclear fuel -- net . . . .       333,701       48,600          --           (24,214)(b)          358,087
      Held for future use . . . .        30,611        1,675          --             --                  32,286
                                    -----------   ----------       --------    -----------          -----------
      Utility plant before reserve   21,902,395    1,176,546         60,557        (24,214)          22,994,170
      Less reserve for regulatory
         disallowances  . . . . .    (1,308,460)       --             --             --              (1,308,460)
                                    -----------   ----------       --------    -----------          -----------
           Total utility plant  .   $20,593,935   $1,176,546       $ 60,557    $   (24,214)         $21,685,710
                                    -----------   ----------       --------    -----------          -----------
                                    -----------   ----------       --------    -----------          -----------
Year Ended December 31, 1991
   Utility plant
      In service:
        Production  . . . . . . .   $11,274,364   $  116,454       $ 19,762    $     --             $11,371,056
        Transmission  . . . . . .     1,388,959       57,829          3,223          --               1,443,565
        Distribution  . . . . . .     3,190,258      220,796         33,658          --               3,377,396
        General . . . . . . . . .       427,104       33,035          9,361          --                 450,778
                                    -----------   ----------       --------    -----------          -----------
           Total  . . . . . . . .    16,280,685      428,114         66,004          --              16,642,795
      Construction work in progress   4,093,059      802,229          --             --               4,895,288
      Nuclear fuel -- net . . . .       311,416       47,678          --           (25,393)(b)          333,701
      Held for future use . . . .        30,162          449          --             --                  30,611
                                    -----------   ----------       --------    -----------          -----------
      Utility plant before reserve   20,715,322    1,278,470         66,004        (25,393)          21,902,395
      Less reserve for regulatory
         disallowances  . . . . .          --          --             --        (1,308,460)(c)       (1,308,460)
                                    -----------   ----------       --------    -----------          -----------
           Total utility plant  .   $20,715,322   $1,278,470       $ 66,004    $(1,333,853)         $20,593,935
                                    -----------   ----------       --------    -----------          -----------
                                    -----------   ----------       --------    -----------          -----------

_______________
(a) Other changes to utility plant and CWIP represents acquisition of SESCO. (See Note 1 to Consolidated Financial Statements.)
(b) Other changes to nuclear fuel includes $65,259,000, $24,214,000 and $25,393,000 deducted for amortization in 1993, 1992 and 1991, respectively.
(c) Disallowed Comanche Peak related costs. (See Note 10 to Consolidated Financial Statements.)

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                    SCHEDULE VI -- ACCUMULATED DEPRECIATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993

- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------
      COLUMN A                        COLUMN B      COLUMN C       COLUMN D       COLUMN E           COLUMN F
- -------------------------------------------------------------------------------------------------------------
                                                    ADDITIONS
                                     BALANCE AT     CHARGED TO                      OTHER             BALANCE
                                      BEGINNING     COSTS AND         NET         CHANGES --           AT END
      CLASSIFICATION                   OF YEAR     EXPENSES (a)   RETIREMENTS      ADD (b)            OF YEAR
- -------------------------------------------------------------------------------------------------------------
                                                             THOUSANDS OF DOLLARS
Year Ended December 31, 1993

   Accumulated depreciation . . .    $4,201,396     $458,564        $69,782         $5,355         $4,595,533

Year Ended December 31, 1992

   Accumulated depreciation . . .    $3,825,937     $439,048        $69,505         $5,916         $4,201,396

Year Ended December 31, 1991

   Accumulated depreciation . . .    $3,435,478     $450,752        $67,449         $7,156         $3,825,937

__________________
(a) Includes depreciation on lignite fuel production facilities charged to fuel and decommissioning expense for Comanche Peak.
(b) Depreciation and depletion charged to various accounts, including depreciation of transportation and work equipment, based on estimated lives thereof, are charged to clearing accounts and allocated on the basis of the use of such equipment.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993

- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------
            COLUMN A                                 COLUMN B            COLUMN C              COLUMN D       COLUMN E
- -------------------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONS
                                                                   ----------------------
                                                      BALANCE AT   CHARGED TO    CHARGED
                                                      BEGINNING    COSTS AND     TO OTHER                     BALANCE AT
          CLASSIFICATION                               OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS (a)   END OF YEAR
- -------------------------------------------------------------------------------------------------------------------------
                                                                           THOUSANDS OF DOLLARS
VALUATION ACCOUNT, DEDUCTED FROM RELATED
   ASSET ON THE BALANCE SHEET --

   Year Ended December 31, 1993

      Reserve for regulatory disallowances . . . .    $1,381,145   $     --      $    --     $    --          $1,381,145
      Allowance for uncollectible accounts . . . .         1,613       21,607         --       16,826              6,394

   Year Ended December 31, 1992

      Reserve for regulatory disallowances . . . .    $1,381,145   $     --      $    --     $    --          $1,381,145
      Allowance for uncollectible accounts . . . .         2,931        4,102         --        5,420              1,613

   Year Ended December 31, 1991

      Reserve for regulatory disallowances . . . .    $     --     $1,381,145    $    --     $    --          $1,381,145
      Allowance for uncollectible accounts . . . .         2,290       14,226         --       13,585              2,931

____________________
(a) Deductions represents uncollectible accounts written off net of recoveries of amounts previously written off.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993

- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
     COLUMN A                                      COLUMN B      COLUMN C       COLUMN D      COLUMN E          COLUMN F
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                                                 WEIGHTED
                                                                                              WEIGHTED           AVERAGE
                                                     BALANCE     WEIGHTED       MAXIMUM        AVERAGE           INTEREST
                                                       AT        AVERAGE        AMOUNT         AMOUNT              RATE
   CATEGORY OF AGGREGATE                             END OF      INTEREST     OUTSTANDING    OUTSTANDING          DURING
   SHORT-TERM BORROWINGS                              YEAR         RATE       DURING YEAR    DURING YEAR (a)     YEAR (a)
- -----------------------------------------------------------------------------------------------------------------------------
                                                                         THOUSANDS OF DOLLARS
Year Ended December 31, 1993

   Amounts payable to banks for borrowings  . .      $   --            --     $300,000       $ 84,934            3.84%
   Holders of commercial paper  . . . . . . . .          --            --      299,700         54,401            3.72

Year Ended December 31, 1992

   Amounts payable to banks for borrowings  . .      $250,000        3.86%    $350,000       $277,306            4.28%
   Holders of commercial paper  . . . . . . . .          --            --      139,857          8,069            3.79

Year Ended December 31, 1991

   Amounts payable to banks for borrowings  . .      $250,000        5.77%    $300,000       $229,681            6.51%
   Holders of commercial paper  . . . . . . . .          --            --      133,800         35,756            6.84

______________________
(a) Weighted averages are based upon daily amounts outstanding and equivalent annual interest thereon.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                    SCHEDULE X -- SUPPLEMENTARY INFORMATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993


- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------
    COLUMN A                                                                        COLUMN B
- -----------------------------------------------------------------------------------------------------------
                                                                              CHARGED TO EXPENSES
                                                                               AND OTHER ACCOUNTS
                                                                     --------------------------------------
                                                                            YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
                      ITEM                                              1993          1992          1991
- -----------------------------------------------------------------------------------------------------------
                                                                            THOUSANDS OF DOLLARS
Taxes other than income:
  Ad valorem  . . . . . . . . . . . . . . . . . . . . . . . . . .      $219,219      $197,398      $184,171
  Local gross receipts  . . . . . . . . . . . . . . . . . . . . .       155,492       126,849       122,683
  State gross receipts  . . . . . . . . . . . . . . . . . . . . .        78,092        72,572        71,752
  State franchise . . . . . . . . . . . . . . . . . . . . . . . .         3,728        31,611        54,414
  Social security and unemployment  . . . . . . . . . . . . . . .        40,420        54,546        50,388
  Public Utility Commission assessment  . . . . . . . . . . . . .         8,499         7,613         7,664
  Miscellaneous . . . . . . . . . . . . . . . . . . . . . . . . .        25,339        22,360        19,191
                                                                       --------      --------      --------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . .      $530,789      $512,949      $510,263
                                                                       --------      --------      --------
                                                                       --------      --------      --------
Charged to:
  Operating expenses  . . . . . . . . . . . . . . . . . . . . . .      $465,307      $441,060      $448,875
  Utility plant and sundry accounts . . . . . . . . . . . . . . .        65,482        71,889        61,388

______________________________
Maintenance and repairs, depletion, amortization, royalties, research and development, and advertising, other than amounts set out separately in the financial statements, are not material.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     TEXAS UTILITIES COMPANY

Date:                                By: /s/ J. S. FARRINGTON
                                     __________________________________
                                     (J. S. FARRINGTON, CHAIRMAN OF THE
                                          BOARD AND CHIEF EXECUTIVE)

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                       SIGNATURE                              TITLE                           DATE
                       ---------                              -----                           ----
   /s/              J. S. FARRINGTON
________________________________________________      Principal Executive
        (J. S. Farrington, Chairman of the Board      Officer and Director
             and Chief Executive)

   /s/                 ERLE  NYE
________________________________________________      President and Director
                 (Erle Nye, President)

   /s/              H. JARRELL GIBBS
________________________________________________      Principal Financial
           (H. Jarrell Gibbs, Vice President)         Officer

   /s/               H. DAN FARELL
________________________________________________      Principal Accounting
              (H. Dan Farell, Controller)             Officer

   /s/               JACK W. EVANS                    Director
________________________________________________
                    (Jack W. Evans)

   /s/             BAYARD H. FRIEDMAN                 Director
________________________________________________
                  (Bayard H. Friedman)

   /s/             WILLIAM M. GRIFFIN                 Director
________________________________________________
                  (William M. Griffin)

   /s/                KERNEY LADAY                    Director
________________________________________________
                     (Kerney Laday)

   /s/             MARGARET N. MAXEY                  Director
________________________________________________
                  (Margaret N. Maxey)

   /s/             JAMES A. MIDDLETON                 Director
________________________________________________
                  (James A. Middleton)

   /s/              CHARLES R. PERRY                  Director
________________________________________________
                   (Charles R. Perry)

   /s/           HERBERT H. RICHARDSON                Director
________________________________________________
                (Herbert H. Richardson)

                    APPENDIX TO ELECTRONIC FORMAT DOCUMENT


A map outlining the service systems is displayed on page 17 of this report on Form 10-K. This map appears in the paper format version of the document and not in this electronic filing.