Form 10-Q
period 1994-03-31
TEXAS UTILITIES CO
filed 1994-05-12
CIK 97561

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                             --------------------


                                  FORM 10-Q

         ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                      OR

         (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 1-3591

                             --------------------

                           TEXAS UTILITIES COMPANY


           A Texas                      I.R.S. Employer Identification No.
         Corporation                                 75-0705930



                     2001 BRYAN TOWER, DALLAS, TEXAS 75201
                                (214) 812-4600

                             --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

Common stock outstanding at April 30, 1994: 225,841,037 shares, without par value.

                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                 (UNAUDITED)

                                                                         THREE MONTHS ENDED            TWELVE MONTHS ENDED
                                                                              MARCH 31,                     MARCH 31,
                                                                       ----------------------         ----------------------
                                                                          1994         1993              1994         1993
                                                                       ----------  ----------         ----------  ----------
                                                                                        THOUSANDS OF DOLLARS
OPERATING REVENUES  . . . . . . . . . . . . . . . . . . . . . .        $1,301,378  $1,142,493         $5,593,397  $4,993,209
                                                                       ----------  ----------         ----------  ----------
OPERATING EXPENSES
  Fuel and purchased power  . . . . . . . . . . . . . . . . . .           417,285     414,465          1,860,874   1,735,864
  Operation   . . . . . . . . . . . . . . . . . . . . . . . . .           214,311     188,635            838,231     740,708
  Maintenance   . . . . . . . . . . . . . . . . . . . . . . . .            72,379      68,159            354,225     298,998
  Depreciation and amortization   . . . . . . . . . . . . . . .           136,598     107,595            468,550     425,161
  Federal income taxes  . . . . . . . . . . . . . . . . . . . .            43,230      31,888            333,548     194,416
  Taxes other than income   . . . . . . . . . . . . . . . . . .           147,663      87,947            525,022     420,632
                                                                       ----------  ----------         ----------  ----------
        Total operating expenses  . . . . . . . . . . . . . . .         1,031,466     898,689          4,380,450   3,815,779
                                                                       ----------  ----------         ----------  ----------
OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . .           269,912     243,804          1,212,947   1,177,430
                                                                       ----------  ----------         ----------  ----------

OTHER INCOME (LOSS)
  Allowance for equity funds used during construction . . . . .             2,889      56,715             96,298     204,507
  Regulatory disallowances (Note 6)   . . . . . . . . . . . . .             --          --              (359,556)      --
  Other income and deductions -- net  . . . . . . . . . . . . .             9,326       9,258             33,587      34,451
  Federal income taxes (Notes 5 and 6)  . . . . . . . . . . . .            (3,237)     19,541             89,883      11,475
                                                                       ----------  ----------         ----------  ----------
        Total other income (loss) . . . . . . . . . . . . . . .             8,978      85,514           (139,788)    250,433
                                                                       ----------  ----------         ----------  ----------
TOTAL INCOME  . . . . . . . . . . . . . . . . . . . . . . . . .           278,890     329,318          1,073,159   1,427,863
                                                                       ----------  ----------         ----------  ----------

INTEREST CHARGES
  Interest on mortgage bonds  . . . . . . . . . . . . . . . . .           148,691     151,378            608,404     594,526
  Interest on other long-term debt  . . . . . . . . . . . . . .            23,777      28,423            104,812     119,229
  Other interest  . . . . . . . . . . . . . . . . . . . . . . .            14,068       9,146             37,176      35,189
  Allowance for borrowed funds used during construction . . . .            (2,474)    (42,733)           (72,850)   (126,093)
                                                                       ----------  ----------         ----------  ----------
        Total interest charges  . . . . . . . . . . . . . . . .           184,062     146,214            677,542     622,851

PREFERRED STOCK DIVIDENDS OF SUBSIDIARY . . . . . . . . . . . .            28,082      29,988            113,327     118,131
                                                                       ----------  ----------         ----------  ----------

CONSOLIDATED NET INCOME . . . . . . . . . . . . . . . . . . . .        $   66,746  $  153,116         $  282,290  $  686,881
                                                                       ==========  ==========         ==========  ==========
Average shares of common stock outstanding (thousands). . . . .           225,812     218,811            223,305     216,476

Earnings and dividends per share of common stock:
  Earnings (on average shares outstanding)  . . . . . . . . . .             $0.30       $0.70             $1.26        $3.17
  Dividends declared  . . . . . . . . . . . . . . . . . . . . .             $0.77       $0.77             $3.08        $3.05





     See accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED       TWELVE MONTHS ENDED
                                                                            MARCH 31,                 MARCH 31,
                                                                     ----------------------   ------------------------
                                                                        1994        1993          1994        1993
                                                                     ----------  ----------   ------------  ----------
                                                                                    THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Consolidated net income . . . . . . . . . . . . . . . . . . . .    $   66,746  $  153,116   $    282,290  $  686,881
  Adjustments to reconcile consolidated net income to cash
   provided by operating activities:
   Depreciation and amortization (including amounts
    charged to fuel)  . . . . . . . . . . . . . . . . . . . . . .       178,514     125,890        597,264     485,406
   Deferred federal income taxes -- net   . . . . . . . . . . . .        19,200       8,040         93,532     143,034
   Federal investment tax credits -- net  . . . . . . . . . . . .        (6,062)     (5,739)       (22,706)    (22,954)
   Allowance for equity funds used during construction  . . . . .        (2,889)    (56,715)       (96,298)   (204,507)
   Regulatory disallowances (Note 6)  . . . . . . . . . . . . . .         --          --           359,556       --
   Changes in assets and liabilities:
    Receivables -- net  . . . . . . . . . . . . . . . . . . . . .        49,552      22,640        (63,646)    (36,484)
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . .        12,645       8,392         15,364     (12,865)
    Accounts payable -- net   . . . . . . . . . . . . . . . . . .       (48,090)    (64,053)       (21,955)     14,016
    Interest and taxes accrued  . . . . . . . . . . . . . . . . .      (110,856)   (156,404)        59,997       4,166
    Other working capital   . . . . . . . . . . . . . . . . . . .       (10,562)    (37,959)       153,148     (16,566)
    Under-recovered fuel revenue -- net of deferred taxes . . . .          (522)    (14,477)       (69,546)    (58,002)
    Voluntary retirement/severance program  . . . . . . . . . . .         --         (1,301)         --       (120,267)
    Other -- net  . . . . . . . . . . . . . . . . . . . . . . . .        35,056       1,678         63,803      33,005
                                                                     ----------  ----------   ------------  ----------
      Cash provided by (used in) operating activities   . . . . .       182,732     (16,892)     1,350,803     894,863
                                                                     ----------  ----------   ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of securities:
   First mortgage bonds   . . . . . . . . . . . . . . . . . . . .         --        500,000      1,948,465   1,983,595
   Other long-term debt   . . . . . . . . . . . . . . . . . . . .         --          --           325,000       --
   Preferred stock  . . . . . . . . . . . . . . . . . . . . . . .         --        120,642        610,701     120,642
   Common stock -- net  . . . . . . . . . . . . . . . . . . . . .        62,102      62,563        240,510     251,899
  Retirement of long-term debt and preferred stock  . . . . . . .      (362,600)   (430,508)    (2,876,431) (1,789,818)
  Change in notes payable . . . . . . . . . . . . . . . . . . . .       225,000      48,000        (76,100)     48,000
  Common stock dividends paid . . . . . . . . . . . . . . . . . .      (173,897)   (165,161)      (682,438)   (653,145)
  Debt premium, discount, financing and reacquisition expenses. .        (2,152)     (7,003)      (137,507)   (104,447)
                                                                     ----------  ----------   ------------  ----------
      Cash provided by (used in) financing activities   . . . . .      (251,547)    128,533       (647,800)   (143,274)
                                                                     ----------  ----------   ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures . . . . . . . . . . . . . . . . . . .       (98,717)   (219,560)      (750,607) (1,071,771)
  Allowance for equity funds used during construction (excluding
   amount for nuclear fuel) . . . . . . . . . . . . . . . . . . .         1,255      52,724         87,481     189,322
  Change in construction receivables/payables -- net  . . . . . .          (806)    (14,320)        21,711     (25,410)
                                                                     ----------  ----------   ------------  ----------
    Cash construction expenditures  . . . . . . . . . . . . . . .       (98,268)   (181,156)      (641,415)   (907,859)
  Non-utility property -- net . . . . . . . . . . . . . . . . . .       (15,838)    (15,710)       (10,299)    (12,103)
  Nuclear fuel (excluding allowance for equity funds used
   during construction) . . . . . . . . . . . . . . . . . . . . .        (9,094)     (2,893)       (23,091)    (33,298)
  Acquisition of SESCO  . . . . . . . . . . . . . . . . . . . . .         --          --            (1,237)      --
  Other investments . . . . . . . . . . . . . . . . . . . . . . .        (6,597)     (3,690)       (19,055)     (9,692)
                                                                     ----------  ----------   ------------  ----------
      Cash used in investing activities   . . . . . . . . . . . .      (129,797)   (203,449)      (695,097)   (962,952)
                                                                     ----------  ----------   ------------  ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .      (198,612)    (91,808)         7,906    (211,363)
CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE  . . . . . . . . .       212,584      97,874          6,066     217,429
                                                                     ----------  ----------   ------------  ----------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE . . . . . . . . . . .    $   13,972  $    6,066   $     13,972  $    6,066
                                                                     ==========  ==========   ============  ==========





     See accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 MARCH 31,    DECEMBER 31,
                                                                                   1994           1993
                                                                                (UNAUDITED)     (AUDITED)
                                                                                -----------    -----------
                                                                                    THOUSANDS OF DOLLARS
UTILITY PLANT
   In service:
    Production  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $16,491,318    $16,476,725
    Transmission  . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,551,964      1,542,399
    Distribution  . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,883,668      3,822,202
    General   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             460,138        477,515
                                                                                -----------    -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,387,088     22,318,841
    Less accumulated depreciation   . . . . . . . . . . . . . . . . . .           4,710,208      4,595,533
                                                                                -----------    -----------
       Utility plant in service less accumulated depreciation . . . . .          17,676,880     17,723,308
   Construction work in progress  . . . . . . . . . . . . . . . . . . .           1,044,267      1,040,483
   Nuclear fuel (net of accumulated amortization: 1994 -- $139,897,000;
     1993 -- $114,865,000)  . . . . . . . . . . . . . . . . . . . . . .             306,588        320,891
   Held for future use  . . . . . . . . . . . . . . . . . . . . . . . .              41,649         41,649
                                                                                -----------    -----------
       Utility plant less accumulated depreciation and amortization . .          19,069,384     19,126,331
   Less reserve for regulatory disallowances (Note 6) . . . . . . . . .           1,308,460      1,308,460
                                                                                -----------    -----------
       Net utility plant  . . . . . . . . . . . . . . . . . . . . . . .          17,760,924     17,817,871
                                                                                -----------    -----------
INVESTMENTS
   Non-utility property . . . . . . . . . . . . . . . . . . . . . . . .             570,208        554,370
   Other investments  . . . . . . . . . . . . . . . . . . . . . . . . .             106,345         99,748
                                                                                -----------    -----------
       Total investments  . . . . . . . . . . . . . . . . . . . . . . .             676,553        654,118
                                                                                -----------    -----------
CURRENT ASSETS
   Cash in banks  . . . . . . . . . . . . . . . . . . . . . . . . . . .              13,972          7,841
   Temporary cash investments -- at cost  . . . . . . . . . . . . . . .               --           204,743
   Special deposits . . . . . . . . . . . . . . . . . . . . . . . . . .              53,623         21,975
   Accounts receivable:
    Customers   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             182,102        224,670
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              19,285         27,439
    Allowance for uncollectible accounts  . . . . . . . . . . . . . . .              (5,222)        (6,394)
   Inventories -- at average cost:
    Materials and supplies  . . . . . . . . . . . . . . . . . . . . . .             196,672        194,226
    Fuel stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             133,289        148,380
   Prepaid taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .              35,727         17,776
   Other prepayments  . . . . . . . . . . . . . . . . . . . . . . . . .              36,417         44,250
   Deferred federal income taxes  . . . . . . . . . . . . . . . . . . .              44,074         43,543
   Other current assets . . . . . . . . . . . . . . . . . . . . . . . .               6,295         10,716
                                                                                -----------    -----------
       Total current assets . . . . . . . . . . . . . . . . . . . . . .             716,234        939,165
                                                                                -----------    -----------
DEFERRED DEBITS
   Unamortized regulatory assets:
    Debt reacquisition costs  . . . . . . . . . . . . . . . . . . . . .             285,717        287,430
    Cancelled lignite unit costs  . . . . . . . . . . . . . . . . . . .              20,034         20,678
    Rate case costs   . . . . . . . . . . . . . . . . . . . . . . . . .              66,277         66,508
    Litigation and settlement costs   . . . . . . . . . . . . . . . . .              72,685         72,685
    Voluntary retirement/severance program  . . . . . . . . . . . . . .             205,341        212,367
    Recoverable deferred federal income taxes -- net  . . . . . . . . .           1,223,449      1,230,418
    Other regulatory assets   . . . . . . . . . . . . . . . . . . . . .              21,030         21,242
   Under-recovered fuel revenue . . . . . . . . . . . . . . . . . . . .             205,575        204,772
   Other deferred debits  . . . . . . . . . . . . . . . . . . . . . . .              57,625         63,559
                                                                                -----------    -----------
       Total deferred debits  . . . . . . . . . . . . . . . . . . . . .           2,157,733      2,179,659
   Less reserve for regulatory disallowances (Note 6) . . . . . . . . .              72,685         72,685
                                                                                -----------    -----------
       Net deferred debits  . . . . . . . . . . . . . . . . . . . . . .           2,085,048      2,106,974
                                                                                -----------    -----------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . .         $21,238,759    $21,518,128
                                                                                ===========    ===========





     See accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                                 MARCH 31,    DECEMBER 31,
                                                                                   1994          1993
                                                                                (UNAUDITED)    (AUDITED)
                                                                               ------------   ------------
                                                                                    THOUSANDS OF DOLLARS
CAPITALIZATION
   Common stock without par value -- net:
    Authorized shares -- 500,000,000
    Outstanding shares:
       March 31, 1994 -- 225,841,037; December 31, 1993 -- 224,345,422. . .    $  4,792,727   $  4,728,580
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,736,974      1,842,413
                                                                               ------------   ------------
         Total common stock equity  . . . . . . . . . . . . . . . . . . . .       6,529,701      6,570,993
   Preferred stock:
    Not subject to mandatory redemption   . . . . . . . . . . . . . . . . .       1,083,008      1,083,008
    Subject to mandatory redemption   . . . . . . . . . . . . . . . . . . .         397,016        396,917
   Long-term debt, less amounts due currently . . . . . . . . . . . . . . .       7,978,689      8,379,826
                                                                               ------------   ------------
         Total capitalization . . . . . . . . . . . . . . . . . . . . . . .      15,988,414     16,430,744
                                                                               ------------   ------------


CURRENT LIABILITIES
   Notes payable -- banks . . . . . . . . . . . . . . . . . . . . . . . . .         150,000          --
   Notes payable -- commercial paper  . . . . . . . . . . . . . . . . . . .          75,000          --
   Long-term debt due currently . . . . . . . . . . . . . . . . . . . . . .         191,185        151,105
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .         211,906        260,634
   Dividends declared . . . . . . . . . . . . . . . . . . . . . . . . . . .         201,888        200,410
   Customers' deposits  . . . . . . . . . . . . . . . . . . . . . . . . . .          50,510         50,798
   Taxes accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         202,197        310,091
   Interest accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . .         192,040        195,002
   Refunds due to customers . . . . . . . . . . . . . . . . . . . . . . . .         197,700        141,153
   Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . .          75,239        106,192
                                                                               ------------   ------------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . .       1,547,665      1,415,385
                                                                               ------------   ------------



DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
   Accumulated deferred federal income taxes  . . . . . . . . . . . . . . .       2,700,545      2,686,409
   Unamortized federal investment tax credits . . . . . . . . . . . . . . .         699,469        705,531
   Other deferred credits and noncurrent liabilities  . . . . . . . . . . .         302,666        280,059
                                                                               ------------   ------------
         Total deferred credits and other noncurrent liabilities  . . . . .       3,702,680      3,671,999



COMMITMENTS AND CONTINGENCIES (Note 7)


                                                                               ------------   ------------



            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 21,238,759    $ 21,518,128
                                                                               ============    ============





     See accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)


1.  GENERAL

    Basis of Presentation -- The condensed consolidated financial statements included herein have been prepared by Texas Utilities Company (Company) on the same basis as those in the 1993 Annual Report on Form 10-K and, in the opinion of the Company, all adjustments (constituting only normal recurring accruals) necessary to a fair statement of the results of operation have been included therein. The statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

    The unaudited financial information included herein has been reviewed by Deloitte & Touche, independent certified public accountants, whose report with respect thereto is filed herewith in Part I of this report. The condensed consolidated financial statements should be considered in conjunction with the consolidated financial statements, and the notes thereto, of the Company included in the 1993 Annual Report and the information under Management's Discussion and Analysis of Financial Condition and Results of Operation.

    Consolidation -- The consolidated financial statements include the Company and all of its subsidiaries (System Companies):

     Texas Utilities Electric Company (TU Electric)         Texas Utilities Services Inc. (TU Services)
     Southwestern Electric Service Company (SESCO)          Basic Resources Inc. (Basic)
     Texas Utilities Fuel Company (Fuel Company)            Chaco Energy Company (Chaco)
     Texas Utilities Mining Company (Mining Company)

All significant intercompany items and transactions have been eliminated in consolidation.

     Reclassification -- Certain financial statement items for 1993 have been reclassified to conform to the 1994 presentation.

     Allowance for Funds Used During Construction -- Effective January 1, 1994, TU Electric began using a gross rate of 9.25% for Allowance for Funds Used During Construction (AFUDC) for all construction. In 1993, TU Electric used a gross rate of 10.4% for all construction to comply with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109).
In 1992, TU Electric used a net-of-tax rate of 8.8% on projects commenced before March 1, 1986, and a gross rate of 10.4% on projects commenced thereafter.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)


1.   GENERAL -- (CONCLUDED)

     Consolidated Cash Flows -- The supplemental schedules below detail cash payments and noncash investing and financing activities:

                                                               THREE MONTHS ENDED     TWELVE MONTHS ENDED
                                                                    MARCH 31,              MARCH 31,
                                                              --------------------    --------------------
                                                                1994        1993        1994        1993
                                                              --------    --------    --------    --------
                                                                          THOUSANDS OF DOLLARS
CASH PAYMENTS:
 Interest (net of amounts capitalized)  . . . . . . . . . .   $210,440    $181,397    $666,231    $609,611
 Income taxes   . . . . . . . . . . . . . . . . . . . . . .   $  2,815    $ (3,942)   $ 81,584    $ 44,275

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of SESCO:
  Book value of assets acquired   . . . . . . . . . . . . .   $  --       $  --       $ 69,521    $  --
  Goodwill acquired   . . . . . . . . . . . . . . . . . . .      --          --         32,059       --
  Less:  Liabilities assumed  . . . . . . . . . . . . . . .      --          --        (39,991)      --
  Less:  Stock issued   . . . . . . . . . . . . . . . . . .      --          --        (59,976)      --
                                                              --------    --------    --------    --------
   Cash paid  . . . . . . . . . . . . . . . . . . . . . . .      --          --          1,613       --
  Less:  Cash acquired  . . . . . . . . . . . . . . . . . .      --          --            376       --
                                                              --------    --------    --------    --------
   Net cash   . . . . . . . . . . . . . . . . . . . . . . .   $  --       $  --       $  1,237    $  --
                                                              ========    ========    ========    ========

2.  SHORT-TERM FINANCING

    At March 31, 1994, the Company and TU Electric had joint lines of credit aggregating $700,000,000 under a credit facility agreement with a group of commercial banks. On April 29, 1994, the Company and TU Electric entered into a new credit facility agreement (Agreement) with a group of commercial banks which replaced the previous joint lines of credit. The Agreement, for which the Company pays a fee, has two facilities. Facility A provides for borrowings up to $300,000,000 and terminates April 28, 1995. Facility B provides for borrowings up to $700,000,000 and terminates April 29, 1999. The Company's borrowings under the Agreement are limited to $250,000,000. The Agreement will be used for working capital and other corporate purposes, including commercial paper backup.

3.  CAPITALIZATION

COMMON STOCK

    The Company issued the following shares of common stock during the three months ended March 31, 1994:

                          DESCRIPTION                                     SHARES          PROCEEDS
- - ------------------------------------------------------------------       ---------       -----------
   Automatic Dividend Reinvestment and Common Stock Purchase Plan        1,364,690       $56,671,000
   Employees Thrift Plan                                                   130,925         5,431,000
                                                                         ---------       -----------
            Total                                                        1,495,615       $62,102,000
                                                                         =========       ===========

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                 (UNAUDITED)


3.  CAPITALIZATION -- (CONCLUDED)

    On February 2, 1994, the Company amended its Automatic Dividend Reinvestment and Common Stock Purchase Plan. The amendments include the option for common stock to be purchased on the open market to meet requirements under the plan.

PREFERRED STOCK OF TU ELECTRIC

    At March 31, 1994 and December 31, 1993, TU Electric had 17,000,000 shares of preferred stock authorized by the articles of incorporation of which 15,022,092 shares were issued and outstanding.

    In April 1994, TU Electric redeemed 899,475 shares of Cumulative Preferred Stock with dividend rates ranging from $8.16 to $8.44.

LONG-TERM DEBT

    TU Electric redeemed the following long-term debt during the three months ended March 31, 1994:

                QUARTER                             PRINCIPAL
                 ENDED                                AMOUNT          INTEREST RATE         MATURITY
     ----------------------------------------     ------------       ----------------     ------------
     First mortgage bonds:
          March 31, 1994  . . . . . . . . . .     $350,000,000       7-3/8% to 10.45%     2000 to 2006

     In April 1994, TU Electric redeemed $33,800,000 of 10% First Mortgage and Collateral Trust Bonds due August 1, 2019, and in May 1994 issued $300,000,000 of First Mortgage and Collateral Trust Bonds, Floating Rate Series with an initial rate of 4.6875%, due May 1, 1999.

4.   RETAINED EARNINGS

     The articles of incorporation, the mortgages, as supplemented, and the debenture agreements of TU Electric and SESCO contain provisions which, under certain conditions, restrict distributions on or acquisitions of their common stock. At March 31, 1994, $179,764,000 of retained earnings were thus restricted as a result of the provisions of such articles of incorporation. Retained earnings at such date also includes $431,243,000, representing the Company's equity in undistributed earnings since acquisition included in transfers by TU Electric from its retained earnings to stated value of common stock. The total of such restricted retained earnings at March 31, 1994 is $611,007,000.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                 (UNAUDITED)


5.   FEDERAL INCOME TAXES

     The details of federal income taxes are as follows:

                                                                   THREE MONTHS ENDED     TWELVE MONTHS ENDED
                                                                        MARCH 31,              MARCH 31,
                                                                  --------------------    -------------------
                                                                    1994       1993         1994      1993
                                                                  --------   ---------    --------  ---------
                                                                              THOUSANDS OF DOLLARS
Charged (credited) to operating expenses:
 Current  . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 45,574   $  10,540    $162,072  $  47,215
 Deferred -- net  . . . . . . . . . . . . . . . . . . . . . . . .    3,718      27,087     194,182    170,155
 Investment tax credits -- net  . . . . . . . . . . . . . . . . .   (6,062)     (5,739)    (22,706)   (22,954)
                                                                  --------   ---------    --------  ---------
     Total to operating expenses  . . . . . . . . . . . . . . . .   43,230      31,888     333,548    194,416
                                                                  --------   ---------    --------  ---------
Charged (credited) to other income:
 Current  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (13,352)     (7,952)    (28,971)   (14,234)
 Deferred -- net  . . . . . . . . . . . . . . . . . . . . . . . .   16,589     (11,589)    (60,912)     2,759
                                                                  --------   ---------    --------  ---------
     Total to other income  . . . . . . . . . . . . . . . . . . .    3,237     (19,541)    (89,883)   (11,475)
                                                                  --------   ---------    --------  ---------
Credited to retained earnings:
 LESOP dividend deduction   . . . . . . . . . . . . . . . . . . .   (1,713)     (1,695)     (6,993)    (1,695)
                                                                  --------   ---------    --------  ---------
       Total federal income taxes   . . . . . . . . . . . . . . . $ 44,754   $  10,652    $236,672  $ 181,246
                                                                  ========   =========    ========  =========

6.  RATE PROCEEDINGS

DOCKET 11735

    In January 1993, TU Electric made applications to the Public Utility Commission of Texas (PUC) in Docket 11735 and to its municipal regulatory authorities for upward adjustments in rates for electric service throughout its service area, which would have increased annual operating revenues by approximately $760 million, or 15.3%, based upon the test year ended June 30, 1992. Such request reflected, among other things, costs associated with Comanche Peak Unit 2, costs associated with Comanche Peak Unit 1 after the end of the Docket 9300 test year, additional ad valorem taxes and certain postretirement benefit costs. In August 1993, pursuant to rules of the PUC, TU Electric placed its requested rate increase into effect, under bond and subject to refund with interest, applicable to energy sales on and after such date; however, revenues were recorded net of an estimated reserve for possible refunds.

    In October 1993, the PUC issued an order (Order) approving the terms of an agreement (Settlement Agreement) among TU Electric, the General Counsel's office of the PUC and applicable intervenors which, among other things, settled all remaining issues relating to the design, construction and cost of Comanche Peak through commencement of commercial operation of Unit 2. The Settlement Agreement provided for the disallowance in Docket 11735 of $250 million of costs relating to the completion of Comanche Peak. Pursuant to the Order, TU Electric refunded $5 million in fuel charges previously incurred in order to resolve the fuel phase of Docket 11735 under which TU Electric was seeking reconciliation of approximately $4.6 billion of fuel costs incurred during the three year period ended June 30, 1992, under the fuel rule in effect prior to May 1993. Further, in order to resolve the primary issue in another proceeding which resulted from a complaint filed against TU Electric in October 1992

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                 (UNAUDITED)


6.  RATE PROCEEDINGS -- (CONTINUED)

by the General Counsel's office of the PUC, as a result of the Order, TU Electric agreed to write off $83 million of AFUDC, which consisted of the amount subject to dispute in such proceeding and similar charges subsequently accrued. Also, under the Settlement Agreement and confirmed in the Docket 11735 final order (see below), TU Electric will recover, ratably over an eight year period, $197 million of operation and maintenance expenditures incurred by TU Electric in connection with its recent cost reduction program. However, an additional $25 million of such expenditures will not be subject to recovery and was written off by TU Electric. As a result of the Settlement Agreement, TU Electric recorded a charge against earnings in September 1993 of approximately $363 million ($265 million after tax).

    In January 1994, the PUC issued a final order in Docket 11735 which was amended by an order on rehearing dated April 20, 1994. The final order, as amended, provides for a total annual revenue increase of approximately $449 million, or 9.0%. TU Electric strongly disagrees with the final order, as amended, and has filed a second motion for rehearing with the PUC, and will appeal the outcome, if necessary. TU Electric has continued to bill its customers under bonded rates while recording revenues net of a refund to customers. As a result of this final order, as amended, unless changed further on rehearing, TU Electric will refund the difference between the bonded rates and the rates approved in the final order, as amended, including interest. The total amount to be refunded is expected to be determined during the summer of 1994 after approved rates have been implemented. The amount to be refunded at March 31, 1994 was approximately $197.7 million, including interest. Such refund will be mitigated by a fuel cost surcharge approved by the PUC of approximately $144.5 million, including interest, in under-collected fuel costs through June 30, 1993. An appeal contesting the approval of this surcharge has been filed by two municipalities in the 299th Judicial District Court of Travis County, Texas.

    The following details the effect of the Settlement Agreement and the Docket 11735 final order (as amended) charges on consolidated net income for the twelve months ended March 31, 1994:

                                                                          THOUSANDS OF DOLLARS
                                                                          --------------------
         OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . .     $   (5,000)
                                                                              ----------
         OPERATING EXPENSES
          Federal income taxes -- current   . . . . . . . . . . . . . . .          1,000
          Federal income taxes -- deferred  . . . . . . . . . . . . . . .            750
                                                                              ----------
         OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . .         (3,250)
                                                                              ----------
         OTHER INCOME (LOSS)
          Regulatory disallowances  . . . . . . . . . . . . . . . . . . .       (359,556)
          Federal income taxes -- current   . . . . . . . . . . . . . . .          2,258
          Federal income taxes -- deferred  . . . . . . . . . . . . . . .         94,406
                                                                              ----------
            Total other income (loss) . . . . . . . . . . . . . . . . . .       (262,892)
                                                                              ----------

         EFFECT ON CONSOLIDATED NET INCOME  . . . . . . . . . . . . . . .     $ (266,142)
                                                                              ==========

    In November 1993, an intermediate appellate court in Texas, considering an appeal of another utility's rate case, ruled that utilizing tax benefits generated by costs not allowed in rates to reduce rates charged to customers was required by prior court rulings for all disallowed costs, including capital costs. TU Electric believes that such rulings are erroneous and not consistent with the Texas Public Utility

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                 (UNAUDITED)


6.  RATE PROCEEDINGS -- (CONCLUDED)

Regulatory Act. According to a Private Letter Ruling issued to TU Electric by the Internal Revenue Service (IRS) with respect to investment tax credits, such ratemaking treatment, to the extent related to property classified for tax purposes as public utility property, would result in a violation of the normalization rules contained in the Internal Revenue Code of 1986, as amended
(Code). Violation of the normalization rules would result in a significant adverse effect on TU Electric's results of operation and liquidity. The tax benefits associated with the Comanche Peak costs disallowed in Docket 9300 (currently under appeal) could be affected as a result of the court's method. In addition, in its final order in Docket 11735, the PUC reduced rates for the tax benefits generated by certain costs which were not allowed in rates. However, the PUC recognized the potential for a normalization violation if investment tax credits and tax depreciation generated by disallowed plant costs are used to reduce rates. Therefore, the PUC ordered TU Electric to obtain a Private Letter Ruling from the IRS with respect to tax depreciation on disallowed plant. Thus, TU Electric's rates would not reflect the tax depreciation benefit of disallowed plant unless the IRS rules such benefits can be utilized to reduce rates without violating the normalization rules contained in the Code. Such a finding by the IRS would require TU Electric to refund the tax depreciation benefits to its customers. TU Electric does not believe it is likely that such refund will occur if the IRS maintains a position similar to that stated in its previous Private Letter Ruling to TU Electric.

7.  COMMITMENTS AND CONTINGENCIES

CONSTRUCTION PROGRAM

    The Company has taken steps to substantially reduce construction expenditures from amounts previously estimated. Construction expenditures, excluding AFUDC, are presently estimated at $400 million for each of the years 1994, 1995 and 1996. Estimated construction expenditures for 1994 through 1996 do not include $210 million in 1996 to resume active construction of two lignite-fueled units at Twin Oak which would be necessary to meet the current scheduled in-service dates of the units. The re-evaluation of growth expectations, the effects of inflation, additional regulatory requirements, and the availability of fuel, labor, materials and capital may result in changes in estimated construction costs and dates of completion. Commitments in connection with the construction program are generally revocable subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties.

CLEAN AIR ACT

    The federal Clean Air Act, as amended (Clean Air Act), includes provisions which, among other things, place limits on the sulfur dioxide emissions produced by generating units. To meet these sulfur dioxide requirements, the Clean Air Act provides for the annual allocation of sulfur dioxide emission allowances to utilities. Under the Clean Air Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances. The Environmental Protection Agency grants a maximum number of allowances annually to TU Electric based on the amount of emissions from units in operation during the period 1985 through 1987. The Company's capital requirements have not been significantly affected by the requirements of the Clean Air Act. Although TU Electric is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact on the Company. Any additional capital costs, as well as any increased operating costs associated with these new requirements, are expected to be recoverable through rates, as similar costs have been recovered in the past.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                 (UNAUDITED)


7.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

COOLING WATER CONTRACTS

    TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $38,590,000 at March 31, 1994, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TU Electric is required to make periodic payments equal to such principal and interest which include amounts assumed by a third party. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $89,305,000 remaining principal amount of bonds at March 31, 1994, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality.

CHACO COAL PROPERTIES

    Chaco has a coal lease agreement for the rights to certain surface mineable coal reserves located in New Mexico. The agreement provides for minimum advance royalty payments of approximately $16 million per year through 2017, covering approximately 228 million tons of coal. The Company has entered into a surety agreement to assure the performance by Chaco with respect to this agreement. At March 31, 1994 and December 31, 1993, $499,890,000 and $483,855,000, respectively, of minimum advance royalties paid by Chaco are included in non-utility property.

NUCLEAR INSURANCE

    With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident currently at $9.3 billion and requires nuclear power plant operators to provide financial protection for this amount. As required, TU Electric provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TU Electric has purchased $200 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of two major stock and mutual insurance pools, Nuclear Energy Liability Insurance Association and Mutual Atomic Energy Liability Underwriters. The second layer of financial protection is provided under an industry retrospective payment program called Secondary Financial Protection (SFP). Under the SFP, each operating licensed reactor in the United States is subject to an assessment of up to $79.275 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the United States. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax which is not included in the amounts above.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                 (UNAUDITED)


7.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

    With respect to nuclear decontamination and property damage insurance, Nuclear Regulatory Commission (NRC) regulations require that nuclear plant license-holders maintain not less than $1.06 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TU Electric maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $2.75 billion, above which TU Electric is self-insured. The primary layer of coverage of $500 million is provided by ANI. The remaining coverage includes premature decommissioning coverage and is provided by ANI in the amount of $850 million and Nuclear Electric Insurance Limited (NEIL), a nuclear electric utility industry mutual insurance company, in the amount of $1.4 billion. TU Electric is subject to a maximum annual assessment from NEIL of $17 million in the event NEIL's losses under this type of insurance for major incidents at nuclear plants participating in this program exceed its accumulated funds and reinsurance.

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

NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL

    TU Electric has established a reserve, charged to depreciation expense and accumulated depreciation, for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At March 31, 1994, such reserve totaled $40,990,000 which includes an accrual of $4,545,000 and $14,976,000 for the three and twelve months ended March 31, 1994, respectively. As of March 31, 1994, $40,217,000 has been deposited in the external trust funds for decommissioning of Comanche Peak. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study during 1992 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities were estimated to be $255,000,000 and $344,000,000, respectively. Decommissioning activities are projected to begin in 2030 and 2032 for Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. TU Electric is recovering such costs based upon the 1992 study through its rates placed in effect under Docket 11735. (See Note 6.)

    TU Electric has a contract with the United States Department of Energy for the future disposal of spent nuclear fuel at a cost of one mill per kilowatt-hour of Comanche Peak net generation. The disposal fee is included in nuclear fuel expense.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

                                  (UNAUDITED)


7.  COMMITMENTS AND CONTINGENCIES -- (CONCLUDED)

GENERAL

    In addition to the above, the Company and its subsidiaries are involved in various legal and administrative proceedings which, in the opinion of the Company, should not have a material effect upon its financial position or results of operation.

8.  CHANGES IN ACCOUNTING

    In January 1994, the Company began recording a liability for certain types of postemployment benefits provided to former or inactive employees after employment but before retirement in accordance with the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement 112). Statement 112 did not have a material effect on the Company's financial position or results of operation.

    In January 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). Statement 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Statement 115 did not have a material effect on the Company's financial position or results of operation.

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company and subsidiaries as of March 31, 1994, and the related condensed statements of consolidated income and cash flows for the three-month and twelve-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Texas Utilities Company and subsidiaries as of December 31, 1993, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 11, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ DELOITTE & TOUCHE
May 10, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

    For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in the Texas Utilities Company (Company) Form 10-K for the year 1993. No significant changes or events which might affect the financial condition of the Company and its subsidiaries (System Companies) have occurred subsequent to year-end other than as disclosed in this report.

    External funds of a permanent or long-term nature are obtained through the sales of common stock, preferred stock and long-term debt by the System Companies. The capitalization ratios of the Company and its subsidiaries at March 31, 1994, consisted of approximately 50% long-term debt, 9% preferred stock and 41% common stock equity.

    The System Companies had financings totaling $362,102,000 to date in 1994. Proceeds from such financings were used primarily for the early redemption of higher coupon debt and higher dividend preferred stock. Financings to date in 1994 by the System Companies included the following:

LONG-TERM DEBT (TU ELECTRIC):

                                                        PRINCIPAL
                  DESCRIPTION                            AMOUNT          INTEREST RATE        MATURITY
- - ---------------------------------------------------   ------------       -------------        --------
First mortgage and collateral trust bonds . . . . .   $300,000,000          4.6875%             1999

COMMON STOCK (COMPANY):

                                                                                             NET
                         DESCRIPTION                                       SHARES          PROCEEDS
- - ---------------------------------------------------------------------    ---------       -----------
Automatic Dividend Reinvestment and Common Stock Purchase Plan  . . .    1,364,690       $56,671,000
Employees' Thrift Plan  . . . . . . . . . . . . . . . . . . . . . . .      130,925         5,431,000
                                                                         ---------       -----------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . .    1,495,615       $62,102,000
                                                                         =========       ===========

    To date in 1994, the System Companies redeemed or made principal payments of $498,129,000 on long-term debt and preferred stock. On May 20, 1994, TU Electric intends to redeem $149,000,000 of First Mortgage Bonds with interest rates ranging from 4-1/2% to 6-1/8% with each redemption subject to the deposit of the necessary redemption monies by TU Electric. Early redemptions of long-term debt and preferred stock may occur from time to time in amounts presently undetermined.

    In February 1994, the Company amended its Automatic Dividend Reinvestment and Common Stock Purchase Plan. The amendments include the option for common stock to be purchased on the open market to meet requirements under the plan.

    The System Companies expect to sell additional debt and equity securities as needed (subject to the possible restriction on the issuance of additional shares of preferred stock as discussed below) including (i) the possible future sale by TU Electric of up to $150,000,000 of First Mortgage and Collateral Trust Bonds currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933, (ii) the possible future sale by TU Electric of 250,000 shares of Cumulative Preferred Stock ($100 liquidation value) similarly registered, and (iii) the anticipated sale on behalf of TU Electric in May 1994 of $78,340,000 of Collateralized Pollution Control Revenue Refunding Bonds and the retirement by TU Electric of an equal aggregate principal amount of Collateralized Pollution Control Revenue Bonds. On April 29, 1994, the Company and TU Electric entered into a new credit facility agreement (Agreement) with a group of commercial banks which replaced the previous joint lines of credit. The Agreement, for which the Company pays a fee, has two facilities. Facility A provides for borrowings up to $300,000,000 and terminates April 28, 1995. Facility B provides for borrowings up to $700,000,000 and terminates April 29, 1999. The Company's borrowings under the Agreement are limited to $250,000,000. The Agreement will be used for working capital and other corporate purposes, including commercial paper backup.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED).

LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

    In order to remain competitive and in response to the recent disappointing rate order in Docket 11735, the Company is continuing its efforts to reduce operating costs and capital expenditures and is reviewing various alternatives and strategies to improve future earnings potential and its basic financial position. This review may result in further initiatives which may include, but not necessarily be limited to, alternative uses or disposition of existing assets, greater utilization of short-term and variable rate securities, new marketing and rate initiatives and application for additional rate increases from regulatory authorities. It is not possible at this time to predict the effect any of these possible initiatives will have on the Company's financial position or its results of operation. The Company believes internal cash generation will increase as a result of the Docket 11735 rate order and through the implementation of the initiatives discussed above.

    In August 1993, TU Electric placed Comanche Peak Unit 2 in commercial operation and implemented, under bond, the 15.3% rate increase requested in Docket 11735. In September 1993, TU Electric recorded a charge against earnings of approximately $363 million ($265 million after tax) related to an agreement (Settlement Agreement) among the parties involved in TU Electric's Docket 11735.

    In January 1994, the PUC issued a final order in Docket 11735 which was amended by an order on rehearing dated April 20, 1994. The final order, as amended, provides for a total annual revenue increase of approximately $449 million, or 9.0%. TU Electric strongly disagrees with the final order, as amended, and has filed a second motion for rehearing with the PUC, and will appeal the outcome, if necessary. TU Electric has continued to bill its customers under bonded rates while recording revenues net of a refund to customers. As a result of this final order, as amended, unless changed further on rehearing, TU Electric will refund the difference between the bonded rates and the rates approved in the final order, as amended, including interest. The total amount to be refunded is expected to be determined during the summer of 1994 after approved rates have been implemented. The amount to be refunded at March 31, 1994 was approximately $197.7 million, including interest. Such refund will be mitigated by a fuel cost surcharge approved by the PUC of approximately $144.5 million, including interest, in under-collected fuel costs through June 30, 1993. An appeal contesting the approval of this surcharge has been filed by two municipalities in the 299th Judicial District Court of Travis County, Texas. For additional information regarding the Settlement Agreement and the rate decision, see Note 6 to Condensed Consolidated Financial Statements.

    As a result of the final order, as amended, and its effects on earnings, TU Electric could be restricted from issuing additional shares of preferred stock. TU Electric does not believe this restriction would materially affect its ability to fund its continuing operations or capital requirements. Although TU Electric cannot predict the outcome of its appeal of the Docket 9300 rate decision or its expected appeal of the Docket 11735 rate decision, future regulatory actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed above, which might significantly alter its basic financial position.

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

    The National Energy Policy Act of 1992 addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. TU

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED).

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

RESULTS OF OPERATION

    The following compares operating results for the three- and twelve-month periods ended March 31, 1994 with the same periods ended March 31, 1993.

    Operating revenues increased 13.9% and 12.0% for the three- and twelve-month periods ended March 31, 1994, respectively. The following table details the factors contributing to these changes:

                                                       INCREASE (DECREASE)
                                            -----------------------------------------
              FACTORS                       THREE MONTHS ENDED    TWELVE MONTHS ENDED
           ------------                     ------------------    -------------------
                                                       THOUSANDS OF DOLLARS
Base rate revenue (billed)  . . . . . . . . .   $195,278                $539,007
Fuel revenue  . . . . . . . . . . . . . . . .     (8,160)                 85,858
Power cost recovery factor revenue  . . . . .     (8,232)                (11,140)
Unbilled revenue and other  . . . . . . . . .    (20,001)                (13,537)
                                                --------                --------
    Total . . . . . . . . . . . . . . . . . .   $158,885                $600,188
                                                ========                ========

Base rate revenue increased in both periods due to higher energy sales and higher rate levels implemented in August 1993. Energy sales increased 8.9% and 7.6% for the three- and twelve-month periods, respectively. The increase in energy sales for both periods was due primarily to increased customer usage resulting from more normal weather conditions and an increase in customers.
The rate increase placed in effect in August 1993 increased base rate revenues, net of amounts to be refunded, by approximately $147 million and $323 million for the three and twelve months ended, respectively. The decrease in fuel revenue for the three-month period was primarily due to a reduced fuel factor in the current period implemented in connection with the Docket 11735 rates in August 1993, offset by increased energy sales. The increase in fuel revenue for the twelve-month period resulted from increased energy sales and increased fuel costs offset by a lower fuel factor implemented in August 1993. The decrease in unbilled revenue and other in both periods resulted from a smaller accrual of unbilled revenue due to an increase in the number of calendar days billed in the current period.

   Fuel and purchased power expense increased 0.7% and 7.2% for the three- and twelve-month periods, respectively. Fuel and purchased power expense increased for both periods primarily due to increased energy sales and the increased price of fuel gas, partially offset by the increased utilization of nuclear fuel which replaced higher cost fuels.

   Total operating expenses, excluding fuel and purchased power, increased 26.8% and 21.1% for the three- and twelve-month periods, respectively. Operation, maintenance and depreciation expenses increased in both periods as a result of the commencement of commercial operation of Unit 2 of Comanche Peak in August 1993. Operation expense also increased in both periods due to increases in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONCLUDED).

RESULTS OF OPERATION -- (CONCLUDED)

uncollectible account expense, amortization of voluntary retirement/severance costs after the bonding of rates in Docket 11735 and employee benefit expenses. Maintenance expense for the twelve months ended was also affected by inventory adjustments during the third and fourth quarters of 1993. Taxes other than income increased in both periods due primarily to increased local gross receipts taxes resulting from higher tax rates on increased revenues and an increase in ad valorem taxes. The increase in taxes other than income for both periods was affected by a refund of franchise taxes in the prior period, of approximately $23,875,000.

    Allowance for funds used during construction (AFUDC) decreased 94.6% and 48.8% for the three- and twelve-month periods, respectively. The decrease in both periods was primarily due to the discontinuation of the accrual of AFUDC on Unit 2 of Comanche Peak when such unit achieved commercial operation in August 1993 and the reduction in the AFUDC rate in January 1994. This decrease was partially offset by the change to a gross rate in 1993 related to the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109), for projects commenced before March 1986.

    The regulatory disallowance in the twelve-month period reflects charges resulting from the Settlement Agreement among the parties in Docket 11735. (See Note 6 to Condensed Consolidated Financial Statements.)

    Federal income taxes -- other income increased for the three-month period due to the effect of adopting Statement 109 in January 1993, including the amortization of excess deferred income taxes associated therewith, and decreased for the twelve-month period due to the effect of recording the taxes associated with the regulatory disallowances.

    Total interest charges, excluding AFUDC, decreased 1.3% for the three-month period and increased 0.2% for the twelve-month period, respectively. Interest on mortgage bonds decreased for the three-month period as a result of reduced interest requirements due to the Company's refinancing efforts, partially offset by increased interest requirements for new issues sold, and increased for the twelve-month period as a result of new issues sold, offset by reduced interest requirements as a result of the Company's refinancing efforts. Interest on other long-term debt decreased in both periods due to the refunding of higher interest rate debt and the continuing retirement of debt incurred on the purchases of the minority ownership interests in Comanche Peak. Other interest expense increased in both periods due primarily to interest on the bonded rates subject to refund to customers and increased amortization of debt issuance expenses and redemption premiums, partially offset by decreased interest on short-term borrowings and decreased interest on over-recovered fuel revenues.

    Preferred stock dividends decreased 6.4% and 4.1% for the three- and twelve-month periods, respectively, primarily due to the redemption of certain series of higher dividend rate preferred stock.

    The major factors affecting earnings for the three- and twelve-month periods were the implementation of the rate increase, the discontinuation of AFUDC on Comanche Peak Unit 2 and the commencement of depreciation on approximately $668 million of investment in Comanche Peak Unit 2 incurred after the end of the Docket 11735 test year which is not being recovered currently in
rates.   In addition, the twelve-month period was significantly affected by the recording of the regulatory disallowances. The factors mentioned above resulted in a decrease in consolidated net income of 56.4% and 58.9% for the three- and twelve-month periods, respectively.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                          PART II. OTHER INFORMATION


ITEM 5. OTHER INFORMATION.

RATE PROCEEDINGS

     Reference is made herein to Note 6 to Condensed Consolidated Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation contained in Part I of this Report regarding Rate Proceedings.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits filed as a part of Part II are:

             *10(a)  --  Deferred and Incentive Compensation Plan of the Texas
                         Utilities Company System, as amended June 30, 1992. (Filed as Exhibit 10(a), file number 0-11442 Form 10-K, 1992.)

             *10(b)  --  Salary Deferral Program of the Texas Utilities Comany
                         System, as amended May 31, 1992. (Filed as
                         Exhibit 10(b), file number 0-11442 Form 10-K, 1992.)

             *10(c)  --  Restated Supplemental Retirement Plan for the
                         employees of Texas Utilities Company System, dated as of January 1, 1991. (Filed as Exhibit 10(c), file number 0-11442 Form 10-K, 1992.)

              15     --  Letter from Deloitte & Touche as to unaudited interim
                         financial information.


        (b)  Reports on Form 8-K filed since December 31, 1993 are as follows:

                 Date of Report                       Item Reported
               ------------------                ----------------------
               January 14, 1994                  Item 5.  OTHER EVENTS.
               January 31, 1994                  Item 5.  OTHER EVENTS.

______________________
 * Incorporated herein by reference.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                             TEXAS UTILITIES COMPANY



                                             By    /s/ H. Dan Farell
                                                      H. Dan Farell
                                                        Controller
                                                           and
                                             Principal Accounting Officer

Date:  May 10, 1994

                              INDEX TO EXHIBITS

                                                                          Sequentially
Exhibit                                                                     Numbered
  No.                       Description of Exhibit                            Page
- - -------                     ----------------------                        ------------
 10(a)       Deferred and Incentive Compensation Plan  of the Texas
             Utilities  Company  System, as  amended  June 30, 1992.
             (Filed as Exhibit 10(a), file number 0-11442 Form 10-K,
             1992.)

 10(b)       Salary Deferral Program of the Texas Utilities  Company
             System, as amended May 31, 1992. (Filed as Exhibit 10(b), file number 0-11442 Form 10-K, 1992.)

 10(c)       Restated Supplemental Retirement Plan for the employees of
             Texas Utilities Company System, dated as of January 1,1991.
             (Filed as Exhibit 10(c), file number 0-11442 Form 10-K,
             1992.)

 15          Letter from Deloitte & Touche as to unaudited interim            23
             financial information.
