Form 10-Q
period 1994-06-30
TEXAS UTILITIES CO
filed 1994-08-15
CIK 97561

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           -------------------------


                                   Form 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                       OR

          [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-3591

                           -------------------------

                            Texas Utilities Company


             A Texas                        I.R.S. Employer Identification No.
           Corporation                                  75-0705930



                     2001 BRYAN TOWER, DALLAS, TEXAS 75201
                                 (214) 812-4600

                           -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

Common stock outstanding at July 31, 1994: 225,841,037 shares, without par value.

                         PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED         SIX MONTHS ENDED         TWELVE MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,                 JUNE 30,
                                                        ---------------------     -----------------------   -----------------------
                                                            1994      1993           1994         1993         1994         1993
                                                        ---------- ----------     ----------   ----------   -----------  ----------
                                                                                   THOUSANDS OF DOLLARS
OPERATING REVENUES......................................$1,430,269 $1,255,952     $2,731,647   $2,398,446   $5,767,713   $5,053,097
                                                        ---------- ----------     ----------   ----------   -----------  ----------
OPERATING EXPENSES
 Fuel and purchased power...............................   434,303    438,758        851,589      853,223    1,856,420    1,792,610
 Operation..............................................   203,832    185,536        418,143      374,171      856,527      738,252
 Maintenance............................................    82,942     79,531        155,321      147,690      357,636      300,605
 Depreciation and amortization..........................   137,100    108,048        273,698      215,643      497,602      428,434
 Federal income taxes...................................    81,565     57,815        124,796       89,703      357,390      209,512
 Taxes other than income................................   144,972    112,972        292,634      200,919      557,023      425,803
                                                        ---------- ----------     ----------   ----------   -----------  ----------
   Total operating expenses............................. 1,084,714    982,660      2,116,181    1,881,349    4,482,598    3,895,216
                                                        ---------- ----------     ----------   ----------   -----------  ----------
OPERATING INCOME........................................   345,555    273,292        615,466      517,097    1,285,115    1,157,881
                                                        ---------- ----------     ----------   ----------   -----------  ----------
OTHER INCOME (LOSS)
 Allowance for equity funds
  used during construction..............................     3,092     57,816          5,981      114,532       41,574      212,808
 Regulatory disallowances
  (Note 6)..............................................      --         --             --           --      (359,556)         --
 Other income and deductions - net......................     6,912      7,381         16,238       16,638       33,119       34,285
 Federal income taxes (Notes 5 and 6)...................    (1,413)    (2,108)        (4,649)      17,433       90,671       11,425
                                                        ---------- ----------     ----------   ----------   -----------  ----------
   Total other income (loss)............................     8,591     63,089         17,570      148,603     (194,192)     258,518
                                                        ---------- ----------     ----------   ----------   -----------  ----------
TOTAL INCOME............................................   354,146    336,381        633,036      665,700    1,090,923    1,416,399
                                                        ---------- ----------     ----------   ----------   -----------  ----------

INTEREST CHARGES
 Interest on mortgage bonds.............................   141,603    153,683        290,294      305,062      596,323      598,423
 Interest on other long-term debt.......................    23,542     27,772         47,320       56,195      100,582      115,913
 Other interest.........................................    19,431      6,863         33,498       16,008       49,744       34,049
 Allowance for borrowed funds
  used during construction..............................    (2,647)   (43,561)        (5,121)     (86,294)     (31,935)    (141,766)
                                                        ---------- ----------     ----------   ----------   -----------  ----------
   Total interest charges...............................   181,929    144,757        365,991      290,971      714,714      606,619

PREFERRED STOCK DIVIDENDS OF SUBSIDIARY.................    25,990     28,958         54,072       58,946      110,359      116,923
                                                        ---------- ----------     ----------   ----------   -----------  ----------
CONSOLIDATED NET INCOME.................................$  146,227 $  162,666     $  212,973   $  315,783   $   265,850  $  692,857
                                                        ========== ==========     ==========   ==========   ===========  ==========
Average shares of common stock outstanding (thousands)..   225,841    220,187        225,826      219,499       224,719     218,018

Earnings and dividends per share of common stock:
 Earnings (on average shares outstanding)...............     $0.65      $0.74          $0.94        $1.44         $1.18       $3.18
 Dividends declared per share of common stock...........     $0.77      $0.77          $1.54        $1.54         $3.08       $3.06

    See accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                                  SIX MONTHS ENDED         TWELVE MONTHS ENDED
                                                                                      JUNE 30,                   JUNE 30,
                                                                               -----------------------   -------------------------
                                                                                 1994         1993          1994          1993
                                                                               ---------   -----------   -----------   -----------
                                                                                              THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
 Consolidated net income..............................................         $ 212,973   $   315,783   $   265,850   $   692,857
 Adjustments to reconcile consolidated net income to cash
  provided by operating activities:
   Depreciation and amortization (including amounts charged to fuel)..           350,237       254,421       640,284       494,575
   Deferred federal income taxes - net................................            60,877        47,768        95,482       146,721
   Federal investment tax credits - net...............................           (14,410)      (11,463)      (25,330)      (22,941)
   Allowance for equity funds used during construction................            (5,981)     (114,532)      (41,574)     (212,808)
   Regulatory disallowances (Note 6)..................................                 -             -       359,556             -
   Changes in assets and liabilities:
    Receivables - net.................................................           (70,725)      (59,138)     (101,529)       19,404
    Inventories.......................................................            17,003        (6,781)       34,895       (27,018)
    Accounts payable - net............................................           (18,605)      (17,504)      (31,828)       40,682
    Interest and taxes accrued........................................           (79,173)      (62,623)       (2,100)       24,303
    Other working capital.............................................            30,128       (52,763)      208,640       (42,033)
    Under-recovered fuel revenue - net of deferred taxes..............           (21,991)      (44,016)      (61,475)      (84,006)
    Voluntary retirement/severance program............................                 -          (107)            -      (119,072)
    Other - net.......................................................            48,471         6,847        69,996        35,531
                                                                               ---------   -----------   -----------   -----------
     Cash provided by operating activities............................           508,804       255,892     1,410,867       946,195
                                                                               ---------   -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sales of securities:
   First mortgage bonds...............................................           378,340     1,240,000     1,586,805     2,143,595
   Other long-term debt...............................................                 -       225,000       100,000       225,000
   Preferred stock....................................................                 -       268,779       462,446       268,779
   Common stock - net.................................................            62,102       121,102       181,970       247,421
 Retirement of long-term debt and preferred stock.....................          (851,406)   (1,173,785)   (2,621,959)   (1,945,346)
 Change in notes payable..............................................           320,335      (250,000)      317,235      (250,000)
 Common stock dividends paid..........................................          (347,795)     (333,674)     (687,822)     (660,044)
 Debt premium, discount, financing and reacquisition expenses.........           (11,013)      (49,713)     (103,658)     (100,496)
                                                                               ---------   -----------   -----------   -----------
     Cash provided by (used in) financing activities..................          (449,437)       47,709      (764,983)      (71,091)
                                                                               ---------   -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures............................................          (200,949)     (454,700)     (617,699)   (1,007,728)
 Allowance for equity funds used during construction (excluding
  amount for nuclear fuel)............................................             2,485       107,652        33,782       198,593
 Change in construction receivables/payables - net....................              (390)      (17,846)       18,822       (28,501)
                                                                               ---------   -----------   -----------   -----------
    Cash construction expenditures....................................          (198,854)     (364,894)     (565,095)     (837,636)
 Non-utility property - net...........................................           (15,655)      (10,389)      (15,438)       (8,512)
 Nuclear fuel (excluding allowance for equity funds used
  during construction)................................................           (27,911)       (4,999)      (39,800)      (31,045)
 Acquisition of SESCO.................................................                 -             -        (1,237)            -
 Other investments....................................................            (9,159)       (8,984)      (16,151)       (9,895)
                                                                               ---------   -----------   -----------   -----------
     Cash used in investing activities................................          (251,579)     (389,266)     (637,721)     (887,088)
                                                                               ---------   -----------   -----------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS...............................          (192,212)      (85,665)        8,163       (11,984)
CASH AND CASH EQUIVALENTS - BEGINNING BALANCE.........................           212,584        97,874        12,209        24,193
                                                                               ---------   -----------   -----------   -----------
CASH AND CASH EQUIVALENTS - ENDING BALANCE............................         $  20,372   $    12,209   $    20,372   $    12,209
                                                                               =========   ===========   ===========   ===========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  JUNE 30,      DECEMBER 31,
                                                                                   1994            1993
                                                                                (UNAUDITED)      (AUDITED)
                                                                                 -----------    -----------
                                                                                    THOUSANDS OF DOLLARS
UTILITY PLANT
 In service:
  Production..........................................................           $16,503,528    $16,476,725
  Transmission........................................................             1,557,554      1,542,399
  Distribution........................................................             3,935,301      3,822,202
  General.............................................................               456,939        477,515
                                                                                 -----------    -----------
    Total.............................................................            22,453,322     22,318,841
  Less accumulated depreciation.......................................             4,831,759      4,595,533
                                                                                 -----------    -----------
    Utility plant in service less accumulated depreciation............            17,621,563     17,723,308
 Construction work in progress........................................             1,054,246      1,040,483
 Nuclear fuel (net of accumulated amortization: 1994 - $156,370,000;
  1993 - $114,865,000)................................................               310,793        320,891
 Held for future use..................................................                46,145         41,649
                                                                                 -----------    -----------
    Utility plant less accumulated depreciation and amortization......            19,032,747     19,126,331
 Less reserve for regulatory disallowances (Note 6)...................             1,308,460      1,308,460
                                                                                 -----------    -----------
    Net utility plant.................................................            17,724,287     17,817,871
                                                                                 -----------    -----------
INVESTMENTS
 Non-utility property.................................................               570,025        554,370
 Other investments....................................................               108,562         99,748
                                                                                 -----------    -----------
    Total investments.................................................               678,587        654,118
                                                                                 -----------    -----------
CURRENT ASSETS
 Cash in banks........................................................                 8,873          7,841
 Temporary cash investments - at cost.................................                11,499        204,743
 Special deposits.....................................................                18,525         21,975
 Accounts receivable:
  Customers...........................................................               296,290        224,670
  Other...............................................................                25,997         27,439
  Allowance for uncollectible accounts................................                (5,847)        (6,394)
 Inventories - at average cost:
  Materials and supplies..............................................               193,821        194,226
  Fuel stock..........................................................               131,782        148,380
 Prepaid taxes........................................................                50,293         17,776
 Other prepayments....................................................                39,462         44,250
 Deferred federal income taxes........................................                48,940         43,543
 Other current assets.................................................                16,358         10,716
                                                                                 -----------    -----------
    Total current assets..............................................               835,993        939,165
                                                                                 -----------    -----------
DEFERRED DEBITS
 Unamortized regulatory assets:
  Debt reacquisition costs............................................               285,621        287,430
  Cancelled lignite unit costs........................................                19,381         20,678
  Rate case costs.....................................................                65,696         66,508
  Litigation and settlement costs.....................................                72,685         72,685
  Voluntary retirement/severance program..............................               198,341        212,367
  Recoverable deferred federal income taxes - net.....................             1,216,635      1,230,418
  Other regulatory assets.............................................                21,372         21,242
 Under-recovered fuel revenue.........................................               238,604        204,772
 Other deferred debits................................................                62,375         63,559
                                                                                 -----------    -----------
    Total deferred debits.............................................             2,180,710      2,179,659
 Less reserve for regulatory disallowances (Note 6)...................                72,685         72,685
                                                                                 -----------    -----------
    Net deferred debits...............................................             2,108,025      2,106,974
                                                                                 -----------    -----------
      Total...........................................................           $21,346,892    $21,518,128
                                                                                 ===========    ===========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                               JUNE 30,     DECEMBER 31,
                                                                                1994            1993
                                                                             (UNAUDITED)     (AUDITED)
                                                                             -----------    -----------
                                                                                THOUSANDS OF DOLLARS
CAPITALIZATION
 Common stock without par value - net:
  Authorized shares - 500,000,000
  Outstanding shares:
    June 30, 1994 - 225,841,037; December 31, 1993 - 224,345,422.......      $ 4,794,728    $ 4,728,580
 Retained earnings.....................................................        1,708,263      1,842,413
                                                                             -----------    -----------
     Total common stock equity.........................................        6,502,991      6,570,993
 Preferred stock:
  Not subject to mandatory redemption..................................          993,239      1,083,008
  Subject to mandatory redemption......................................          397,115        396,917
 Long-term debt, less amounts due currently............................        8,049,043      8,379,826
                                                                             -----------    -----------
     Total capitalization..............................................       15,942,388     16,430,744
                                                                             -----------    -----------


CURRENT LIABILITIES
 Notes payable - banks.................................................           25,000            -
 Notes payable - commercial paper......................................          295,335            -
 Long-term debt due currently..........................................          100,820        151,105
 Accounts payable......................................................          242,294        260,634
 Dividends declared....................................................          199,649        200,410
 Customers' deposits...................................................           50,992         50,798
 Taxes accrued.........................................................          244,119        310,091
 Interest accrued......................................................          181,801        195,002
 Refunds due to customers..............................................          233,856        141,153
 Other current liabilities.............................................           74,106        106,192
                                                                             -----------    -----------
     Total current liabilities.........................................        1,647,972      1,415,385
                                                                             -----------    -----------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
 Accumulated deferred federal income taxes.............................        2,751,276      2,686,409
 Unamortized federal investment tax credits............................          691,121        705,531
 Other deferred credits and noncurrent liabilities.....................          314,135        280,059
                                                                             -----------    -----------
     Total deferred credits and other noncurrent liabilities...........        3,756,532      3,671,999
                                                                             -----------    -----------



COMMITMENTS AND CONTINGENCIES (Note 7)



      Total............................................................      $21,346,892    $21,518,128
                                                                             ===========    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  GENERAL

  Basis of Presentation - The condensed consolidated financial statements included herein have been prepared by Texas Utilities Company (Company) on the same basis as those in the 1993 Annual Report on Form 10-K and, in the opinion of the Company, all adjustments (constituting only normal recurring accruals) necessary to a fair statement of the results of operation have been included therein. The statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

  Consolidation - The consolidated financial statements include the Company and all of its subsidiaries (System Companies):

Texas Utilities Electric Company (TU             Texas Utilities Services Inc.
 Electric)                                        (TU Services)
Southwestern Electric Service Company (SESCO)    Basic Resources Inc. (Basic)
Texas Utilities Fuel Company (Fuel Company)      Chaco Energy Company (Chaco)
Texas Utilities Mining Company (Mining           Texas Utilities Properties Inc.
 Company)                                         (TU Properties)

  On May 16, 1994, TU Properties, a new wholly-owned subsidiary of the Company, was incorporated under the laws of the State of Texas. The principal function of TU Properties is to own or lease real and personal properties which it leases to System Companies. TU Properties has leased a 48-story building in Dallas, Texas from a bank leasing company. The activities of TU Properties are not expected to have a material effect on the Company's results of operation or financial position.

  All significant intercompany items and transactions have been eliminated in consolidation.

  Reclassification - Certain financial statement items for 1993 have been reclassified to conform to the 1994 presentation.

  Allowance for Funds Used During Construction - Effective January 1, 1994, TU Electric began using a gross rate of 9.25% for Allowance for Funds Used During Construction (AFUDC) for all construction. In 1993, TU Electric used a gross rate of 10.4% for all construction to comply with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). In 1992, TU Electric used a net-of-tax rate of 8.8% on projects commenced before March 1, 1986, and a gross rate of 10.4% on projects commenced thereafter.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (Unaudited)

1.  GENERAL - (CONCLUDED)

  Consolidated Cash Flows - The supplemental schedules below detail cash payments and noncash investing and financing activities:

                                                        SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                                             JUNE 30,            JUNE 30,
                                                       ------------------   --------------------
                                                         1994      1993        1994       1993
                                                       --------   --------   --------   --------
                                                                 THOUSANDS OF DOLLARS
CASH PAYMENTS:
 Interest (net of amounts capitalized).......          $358,922   $277,219   $718,890   $570,715
 Income taxes................................            75,235        314    149,678     28,347

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of SESCO:
  Book value of assets acquired..............          $      -   $      -   $ 69,521   $      -
  Goodwill acquired..........................                 -          -     32,059          -
  Less:  Liabilities assumed.................                 -          -    (39,991)         -
  Less:  Stock issued                                         -          -    (59,976)         -
                                                       --------   --------   --------   --------
   Cash paid.................................                 -          -      1,613          -
  Less:  Cash acquired.......................                 -          -        376          -
                                                       --------   --------   --------   --------
   Net cash..................................          $      -   $      -   $  1,237   $      -
                                                       ========   ========   ========   ========

2.  SHORT-TERM FINANCING

  At June 30, 1994, the Company and TU Electric had joint lines of credit aggregating $1,000,000,000 under a credit facility agreement (Agreement) with a group of commercial banks. The Agreement, for which the Company pays a fee, has two facilities. Facility A provides for borrowings up to $300,000,000 and terminates April 28, 1995. Facility B provides for borrowings up to $700,000,000 and terminates April 29, 1999. The Company's borrowings under the Agreement are limited to $250,000,000. The Agreement will be used for working capital and other corporate purposes, including commercial paper backup.

3.  CAPITALIZATION

COMMON STOCK

  The Company issued the following shares of common stock during the six months ended June 30, 1994:

                            DESCRIPTION                                SHARES     PROCEEDS
                            -----------                               ---------  -----------
    Automatic Dividend Reinvestment and Common Stock Purchase Plan..  1,364,690  $56,671,000
    Employees' Thrift Plan..........................................    130,925    5,431,000
                                                                      ---------  -----------
             Total..................................................  1,495,615  $62,102,000
                                                                      =========  ===========

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (Unaudited)

3.  CAPITALIZATION - (CONCLUDED)

  In February 1994, the Company amended its Automatic Dividend Reinvestment and Common Stock Purchase Plan. The amendments include the option for common stock to be purchased on the open market to meet requirements under the plan.

PREFERRED STOCK OF TU ELECTRIC

  At June 30, 1994 and December 31, 1993, TU Electric had 17,000,000 shares of preferred stock authorized by its articles of incorporation of which 14,122,617 and 15,022,092 shares were issued and outstanding, respectively.

  TU Electric redeemed or reacquired 899,475 shares of preferred stock with dividend rates ranging from $8.16 to $8.44 during the six months ended June 30, 1994.

  In July and August 1994, TU Electric redeemed or reacquired 1,235,389 shares of preferred stock with dividend rates ranging from $7.00 to $7.80.
LONG-TERM DEBT
            TU Electric issued the following long-term debt during the six months ended June 30, 1994:

                                                              PRINCIPAL
                        DESCRIPTION                             AMOUNT       INTEREST RATE    MATURITY
                        -----------                          ------------  -----------------  --------
  Floating rate first mortgage and collateral trust bonds..  $300,000,000     4.6875%(a)        1999
  Pollution control revenue bonds..........................    78,340,000  3.30% to 3.35%(b)    2029
                                                             ------------
     Total.................................................  $378,340,000
                                                             ============

- - --------------------
  (a) Such interest rate is reset quarterly and is 5.25% for the period August 1, 1994 through October 31, 1994.
  (b) $39,170,000 principal amount of Series 1994A and $39,170,000 principal amount of Series 1994B were bearing interest at June 30, 1994, at 3.30% and 3.35%, respectively. Such bonds are currently in a flexible mode in which they are remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit.

  The System Companies redeemed or reacquired the following long-term debt during the six months ended June 30, 1994:

                                                              PRINCIPAL
                        DESCRIPTION                             AMOUNT       INTEREST RATE      MATURITY
                        -----------                          ------------  -----------------  ------------
  First mortgage bonds (TU Electric).......................  $532,800,000  4-7/8% to 10.45%   1996 to 2019
  Taxable pollution control revenue bonds (TU Electric)....    78,340,000   3.90% to 8.49%        2021
  Other long-term debt (Fuel Company)......................    75,000,000        4.50%            1996
                                                             ------------
     Total.................................................  $686,140,000
                                                             ============

  In July 1994, TU Electric reacquired $3,850,000 of 9-7/8% First Mortgage and Collateral Trust Bonds due November 1, 2019, and Fuel Company prepaid $14,740,000 of 8.50% Guaranteed Senior Notes due December 1, 1996. In August 1994, TU Electric redeemed $66,200,000 of 10% First Mortgage and Collateral Trust Bonds due August 1, 2019.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (Unaudited)

4.  RETAINED EARNINGS

  The articles of incorporation and the mortgages, as supplemented, of TU Electric and SESCO contain provisions which, under certain conditions, restrict distributions on or acquisitions of their common stock. At June 30, 1994, $165,774,000 of retained earnings were thus restricted as a result of the provisions of such articles of incorporation. Retained earnings at such date also includes $431,243,000, representing the Company's equity in undistributed earnings since acquisition included in transfers by TU Electric from its retained earnings to stated value of common stock. The total of such restricted retained earnings at June 30, 1994 is $597,017,000.

5.  FEDERAL INCOME TAXES

  The details of federal income taxes are as follows:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED     TWELVE MONTHS ENDED
                                                      JUNE 30,              JUNE 30,               JUNE 30,
                                                ------------------    -------------------   -------------------
                                                  1994       1993       1994       1993       1994       1993
                                                -------    -------    --------   --------   --------   --------
                                                                       THOUSANDS OF DOLLARS
Charged (credited) to operating expenses:
 Current...................................     $42,389    $11,348    $ 87,964   $ 21,888   $193,206   $ 43,111
 Deferred - net............................      47,524     52,191      51,242     79,278    189,514    189,342
 Investment tax credits - net..............      (8,348)    (5,724)    (14,410)   (11,463)   (25,330)   (22,941)
                                                -------    -------    --------   --------   --------   --------
  Total to operating expenses..............      81,565     57,815     124,796     89,703    357,390    209,512
                                                -------    -------    --------   --------   --------   --------

Charged (credited) to other income:
 Current...................................      (3,474)      (645)    (16,827)    (8,597)   (31,894)   (12,080)
 Deferred - net............................       4,887      2,753      21,476     (8,836)   (58,777)       655
                                                -------    -------    --------   --------   --------   --------
  Total to other income....................       1,413      2,108       4,649    (17,433)   (90,671)   (11,425)
                                                -------    -------    --------   --------   --------   --------
Credited to retained earnings:
 LESOP dividend deduction..................      (1,695)    (1,708)     (3,408)    (3,403)    (6,979)    (3,403)
                                                -------    -------    --------   --------   --------   --------
   Total federal income taxes..............     $81,283    $58,215    $126,037   $ 68,867   $259,740   $194,684
                                                =======    =======    ========   ========   ========   ========

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

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (Unaudited)

6.  RATE PROCEEDINGS - (CONTINUED)

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

  In January 1994, the PUC issued a final order in Docket 11735, which was amended by orders on rehearing dated April 20, 1994 and May 27, 1994. The amended final order provides for a total annual revenue increase of approximately $449 million, or 9.0%. TU Electric strongly disagrees with the amended final order and has appealed the outcome in a suit filed in the 200th Judicial District Court of Travis County, Texas. In May 1994, TU Electric began billing its customers at rates as approved in the amended final order. As a result of this amended final order, TU Electric will refund the difference between the bonded rates and the rates approved in the amended final order, including interest. Such amount to be refunded, including interest, is approximately $237.5 million through August 1994, which includes an amount of approximately $233.9 million at June 30, 1994. Such refund will be mitigated by a fuel cost surcharge approved by the PUC of $147.5 million in under-collected fuel costs through June 30, 1993, including interest through August 1994. An appeal contesting the approval of this surcharge has been filed by two municipalities in the 299th Judicial District Court of Travis County, Texas.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (Unaudited)

6.  RATE PROCEEDINGS - (CONTINUED)

     The following details the effect of the Settlement Agreement and the Docket 11735 amended final order charges on consolidated net income for the twelve months ended June 30, 1994:

                                         THOUSANDS OF DOLLARS
                                         --------------------
     OPERATING REVENUES................      $  (5,000)
                                             ---------
     OPERATING EXPENSES
      Federal income taxes - current...          1,000
      Federal income taxes - deferred..            750
                                             ---------
     OPERATING INCOME..................         (3,250)
                                             ---------
     OTHER INCOME (LOSS)
      Regulatory disallowances.........       (359,556)
      Federal income taxes - current...          2,258
      Federal income taxes - deferred..         94,406
                                             ---------
       Total other income (loss).......       (262,892)
                                             ---------
     EFFECT ON CONSOLIDATED NET INCOME.      $(266,142)
                                             =========


Docket 9300

  In November 1991, TU Electric filed a petition in the 250th Judicial District Court of Travis County, Texas, requesting a reversal and remand of the September 1991 final order of the PUC in connection with TU Electric's rate increase request in Docket 9300. In September 1992, after a hearing, the District Court entered a judgment that affirmed a prudence disallowance of $472 million provided for in the PUC's final order with respect to TU Electric's Comanche Peak nuclear generating station, reversed and remanded to the PUC for reconsideration those portions of the PUC's final order providing for additional disallowances aggregating $884 million with respect to TU Electric's reacquisitions of minority owner interests in Comanche Peak, found that the PUC erred in ordering a refund of $2.5 million with respect to certain fuel gas costs considered imprudent by the PUC, and recognized that on remand the PUC may adjust the amount of construction work in progress (CWIP) included in TU Electric's rate base. TU Electric and other parties to this suit appealed this District Court judgment to the Court of Appeals for the Third District of Texas. On June 15, 1994, the Court of Appeals issued its decision in connection with these appeals. The Court of Appeals affirmed the prudence disallowance of $472 million, reversed and remanded the portion of the District Court's judgment that had affirmed a disallowance of $25 million relating to TU Electric's reacquisitions of the minority owner interests in Comanche Peak nuclear fuel, and affirmed the remand of the remainder of the disallowance of $884 million relating to the reacquisitions of the minority owner interests in Comanche Peak. Therefore, the Court of Appeals remanded an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owner interests in Comanche Peak to the PUC for reconsideration and ordered that such reconsideration be on the basis of a prudent investment standard. In addition, the Court of Appeals reversed the District Court's finding that the PUC erred in ordering a refund of $2.5 million with respect to certain fuel gas costs. Also, the Court of Appeals specified that, on remand, the PUC will be required to reevaluate TU Electric's CWIP requirements in light of financial necessity at the time of remand and to reconsider whether the $442 million revenue increase provided for in the PUC's final order remains the benchmark in light of changed circumstances.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (Unaudited)

6.  RATE PROCEEDINGS - (CONCLUDED)

  The same Court of Appeals had considered an appeal of another utility's rate case and ruled, in November 1993, that prior court rulings required that tax benefits generated by costs, including capital costs, not allowed in rates must be used to reduce rates charged to customers. In its opinion concerning TU Electric's Docket 9300 rate case, the Court of Appeals maintained that same position and, accordingly, reversed the District Court in that regard. TU Electric believes that such rulings are erroneous and not consistent with the Texas Public Utility Regulatory Act. TU Electric had contended that, according to a Private Letter Ruling issued to TU Electric by the Internal Revenue Service with respect to investment tax credits, such ratemaking treatment, to the extent related to property classified for tax purposes as public utility property, would result in a violation of the normalization rules contained in the Internal Revenue Code of 1986, as amended. The Court of Appeals said that it was unpersuaded that its decision conflicts with the normalization rules. Violation of the normalization rules would result in a significant adverse effect on TU Electric's results of operation and liquidity. If there are normalization violations, TU Electric will forfeit its investment tax credits which remain unamortized as of the date of the violation, plus the ability to take advantage of accelerated tax depreciation in years to which the violative order relates. The could result in payments to the IRS of $1.0 to $1.3 billion.

  TU Electric disagrees with certain portions of the decision of the Court of Appeals, including specifically its decision with respect to federal income taxes, and has sought a rehearing from the Court of Appeals and, if necessary, will appeal the decision to the Supreme Court of Texas. Other parties to this appeal have also sought a rehearing and may appeal this decision to the Supreme Court of Texas. TU Electric cannot predict the outcome of any such rehearings, appeals, or any reconsideration on remand by the PUC.

FUEL RECOVERY RULE

  In August 1994, in accordance with the rules of the PUC, TU Electric petitioned the PUC for a recovery of approximately $93 million, including interest, in under-collected fuel costs for the period July 1993 through June 1994. Such under-collections were primarily due to continued higher natural gas prices on the spot market and hotter than normal weather in August 1993 and June 1994. In addition, there was decreased availability of lower cost lignite generation. TU Electric anticipates recovery of this amount over a six-month period beginning in January 1995.

7.  COMMITMENTS AND CONTINGENCIES

CONSTRUCTION PROGRAM

  The Company has taken steps to substantially reduce construction expenditures from amounts previously estimated. Construction expenditures, excluding AFUDC, are presently estimated at $400 million for each of the years 1994, 1995 and 1996. Estimated construction expenditures for 1994 through 1996 do not include $210 million in 1996 to resume active construction of two lignite-fueled units at Twin Oak which would be necessary to meet the current scheduled in-service dates of the units. The re-evaluation of growth expectations, the effects of inflation, additional regulatory requirements, and the availability of fuel, labor, materials and capital may result in changes in estimated construction costs and

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (Unaudited)

7.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

COOLING WATER CONTRACTS

  TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $38,590,000 at June 30, 1994, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TU Electric is required to make periodic payments equal to such principal and interest which include amounts assumed by a third party. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $89,305,000 remaining principal amount of bonds at June 30, 1994, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality.

CHACO COAL PROPERTIES

  Chaco has a coal lease agreement for the rights to certain surface mineable coal reserves located in New Mexico. The agreement provides for minimum advance royalty payments of approximately $16 million per year through 2017, covering approximately 228 million tons of coal. The Company has entered into a surety agreement to assure the performance by Chaco with respect to this agreement. At June 30, 1994 and December 31, 1993, $499,890,000 and $483,855,000,
respectively, of minimum advance royalties paid by Chaco are included in non-utility property.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (Unaudited)

7.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

NUCLEAR INSURANCE

  With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident currently at $9.1 billion and requires nuclear power plant operators to provide financial protection for this amount. As required, TU Electric provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TU Electric has purchased $200 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of two major stock and mutual insurance pools, Nuclear Energy Liability Insurance Association and Mutual Atomic Energy Liability Underwriters. The second layer of financial protection is provided under an industry retrospective payment program called Secondary Financial Protection (SFP). Under the SFP, each operating licensed reactor in the United States is subject to an assessment of up to $79.275 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the United States. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax which is not included in the amounts above.

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

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)

                                  (Unaudited)


7.  COMMITMENTS AND CONTINGENCIES - (CONCLUDED)

NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL

  TU Electric has established a reserve, charged to depreciation expense and accumulated depreciation, for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At June 30, 1994, such reserve totaled $46,029,000 which includes an accrual of $9,089,000 and $17,340,000 for the six and twelve months ended June 30, 1994, respectively. As of June 30, 1994, $44,429,000 has been deposited in the external trust funds for decommissioning of Comanche Peak. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study during 1992 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities were estimated to be $255,000,000 and $344,000,000, respectively. Decommissioning activities are projected to begin in 2030 and 2032 for Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. TU Electric is recovering such costs based upon the 1992 study through its rates placed in effect under Docket 11735. (See Note 6.)

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

[DELOITTE & TOUCHE LOGO]



INDEPENDENT ACCOUNTANTS' REPORT

Texas Utilities Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company and subsidiaries as of June 30, 1994, and the related condensed statements of consolidated income for the three-month, six-month and twelve-month periods ended June 30, 1994 and 1993, and cash flows for the six-month and twelve-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche
Dallas, Texas

August 9, 1994

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

  External funds of a permanent or long-term nature are obtained through the sales of common stock, preferred stock and long-term debt by the System Companies. The capitalization ratios of the Company and its subsidiaries at June 30, 1994, consisted of approximately 50% long-term debt, 9% preferred stock and 41% common stock equity.

  The System Companies had financings totaling $440,442,000 to date in 1994. Proceeds from such financings were used primarily for the early redemption of higher coupon debt and higher dividend preferred stock. Financings to date in 1994 by the System Companies included the following:

LONG-TERM DEBT (TU ELECTRIC):
                                                                   PRINCIPAL
                      DESCRIPTION                                    AMOUNT       INTEREST RATE    MATURITY
- - -----------------------------------------------------------------------------------------------------------
 Floating rate first mortgage and collateral trust bonds........  $300,000,000       4.6875%         1999
 Pollution control revenue bonds................................    78,340,000    3.30% to 3.35%     2029
                                                                  ------------
   Total........................................................  $378,340,000
                                                                  ============

COMMON STOCK (COMPANY):
                                                                                     NET
                          DESCRIPTION                                 SHARES       PROCEEDS
                          -----------                                 ------       --------
Automatic Dividend Reinvestment and Common Stock Purchase Plan..     1,364,690    $56,671,000
Employees' Thrift Plan..........................................       130,925      5,431,000
                                                                     ---------    -----------
  Total.........................................................     1,495,615    $62,102,000
                                                                     =========    ===========

  To date in 1994, the System Companies redeemed, reacquired or made principal payments of $1,059,214,000 on long-term debt and preferred stock. Early redemptions of long-term debt and preferred stock may occur from time to time in amounts presently undetermined.

  The System Companies expect to sell additional debt and equity securities as needed (subject to the restriction on the issuance of additional shares of preferred stock as discussed below) including (i) the possible future sale by TU Electric of up to $150,000,000 of First Mortgage and Collateral Trust Bonds currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933 and (ii) the possible future sale by TU Electric of 250,000 shares of Cumulative Preferred Stock ($100 liquidation value) similarly registered. On April 29, 1994, the Company and TU Electric entered into a new credit facility agreement (Agreement) with a group of commercial banks. The Agreement, for which the Company pays a fee, has two facilities. Facility A provides for borrowings up to $300,000,000 and terminates April 28, 1995. Facility B provides for borrowings up to $700,000,000 and terminates April 29, 1999. The Company's borrowings under the Agreement are limited to $250,000,000. The Agreement will be used for working capital and other corporate purposes, including commercial paper backup.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued).

Liquidity and Capital Resources - (continued)

  On June 1, 1994, Texas Utilities Properties Inc., a new wholly-owned subsidiary of the Company, entered into an operating lease agreement with a bank leasing company for a 48-story office building which will be utilized as the corporate headquarters of the System Companies beginning in August 1994.

  In order to remain competitive and in response to the recent disappointing rate order in Docket 11735, the Company is continuing its efforts to reduce operating costs and capital expenditures and is reviewing various alternatives and strategies to improve future earnings potential and its basic financial position. This review may result in further initiatives which may include, but not necessarily be limited to, alternative uses or disposition of existing assets, greater utilization of short-term and variable rate securities, additional new marketing and rate initiatives and application for rate increases from regulatory authorities. It is not possible at this time to predict the effect any of these possible initiatives will have on the Company's financial position or its results of operation. The Company believes that internal cash generation will increase as a result of increased rates authorized in the Docket 11735 amended final order and through the implementation of the initiatives discussed above.

  In August 1993, TU Electric placed Comanche Peak Unit 2 in commercial operation and implemented, under bond, the 15.3% rate increase requested in Docket 11735; however, revenues were recorded net of an estimated reserve for possible refunds. In September 1993, TU Electric recorded a charge against earnings of approximately $363 million ($265 million after tax) related to an agreement (Settlement Agreement) among the parties involved in TU Electric's Docket 11735.

  In January 1994, the PUC issued a final order in Docket 11735 which was amended by orders on rehearing dated April 20, 1994 and May 27, 1994. The amended final order provides for a total annual revenue increase of
approximately $449 million, or 9.0%.   TU Electric strongly disagrees with the
amended final order and has appealed the outcome in a suit filed in the 200th Judicial District Court of Travis County, Texas. In May 1994, TU Electric began billing its customers rates as approved in the amended final order. As a result of this amended final order, TU Electric will refund the difference between the bonded rates and the rates approved in the amended final order, including interest. The amount to be refunded, including interest, through August 1994 is approximately $237.5 million. Such refund will be mitigated by a fuel cost surcharge approved by the PUC of $147.5 million in under-collected fuel costs through June 30, 1993, including interest through August 1994. An appeal contesting the approval of this surcharge has been filed by two municipalities in the 299th Judicial District Court of Travis County, Texas. For additional information regarding the Settlement Agreement and the rate decision, see Note 6 to Condensed Consolidated Financial Statements. As a result of the amended final order and its effects on earnings, TU Electric is restricted from issuing additional shares of preferred stock. TU Electric does not believe this restriction will materially affect its ability to fund its continuing operations or capital requirements.

  In November 1991, TU Electric filed a petition in the 250th Judicial District Court of Travis County, Texas, requesting a reversal and remand of the September 1991 final order of the PUC in connection with TU Electric's rate increase request in Docket 9300. In September 1992, after a hearing, the District Court entered a judgment that affirmed a prudence disallowance of $472 million provided for in the PUC's final order with respect to TU Electric's Comanche Peak nuclear generating station, reversed and remanded to the PUC for reconsideration those portions of the PUC's final order providing for additional disallowances aggregating $884 million with respect to TU Electric's reacquisitions of minority owner interests in Comanche Peak, found that the PUC erred in ordering a refund of $2.5 million with respect to certain fuel gas costs considered imprudent by the PUC, and recognized that on remand the PUC may adjust the amount of construction work in progress (CWIP) included in TU Electric's rate base. TU Electric and other parties to this suit appealed this District Court judgment to the Court of Appeals for the Third

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued).

Liquidity and Capital Resources - (continued)

District of Texas. On June 15, 1994, the Court of Appeals issued its decision in connection with these appeals. The Court of Appeals affirmed the prudence disallowance of $472 million, reversed and remanded the portion of the District Court's judgment that had affirmed a disallowance of $25 million relating to TU Electric's reacquisitions of the minority owner interests in Comanche Peak nuclear fuel, and affirmed the remand of the remainder of the disallowance of $884 million relating to the reacquisitions of the minority owner interests in Comanche Peak. Therefore, the Court of Appeals remanded an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owner interests in Comanche Peak to the PUC for reconsideration and ordered that such reconsideration be on the basis of a prudent investment standard. In addition, the Court of Appeals reversed the District Court's finding that the PUC erred in ordering a refund of $2.5 million with respect to certain fuel gas costs. Also, the Court of Appeals specified that, on remand, the PUC will be required to reevaluate TU Electric's CWIP requirements in light of financial necessity at the time of remand and to reconsider whether the $442 million revenue increase provided for in the PUC's final order remains the benchmark in light of changed circumstances.

  The same Court of Appeals had considered an appeal of another utility's rate case and ruled, in November 1993, that prior court rulings required that tax benefits generated by costs, including capital costs, not allowed in rates must be used to reduce rates charged to customers. In its opinion concerning TU Electric's Docket 9300 rate case, the Court of Appeals maintained that same position and, accordingly, reversed the District Court in that regard. TU Electric believes that such rulings are erroneous and not consistent with the Texas Public Utility Regulatory Act. TU Electric had contended that, according to a Private Letter Ruling issued to TU Electric by the Internal Revenue Service with respect to investment tax credits, such ratemaking treatment, to the extent related to property classified for tax purposes as public utility property, would result in a violation of the normalization rules contained in the Internal Revenue Code of 1986, as amended. The Court of Appeals said that it was unpersuaded that its decision conflicts with the normalization rules. Violation of the normalization rules would result in a significant adverse effect on TU Electric's results of operation and liquidity. If there are normalization violations, TU Electric will forfeit its investment tax credits which remain unamortized as of the date of the violation, plus the ability to take advantage of accelerated tax depreciation in years to which the violative order relates. This could result in payments to the IRS of $1.0 to $1.3 billion.

  TU Electric disagrees with certain portions of the decision of the Court of Appeals, including specifically its decision with respect to federal income taxes, and has sought a rehearing from the Court of Appeals and, if necessary, will appeal the decision to the Supreme Court of Texas. Other parties to this appeal have also sought a rehearing and may appeal this decision to the Supreme Court of Texas. TU Electric cannot predict the outcome of any such rehearings, appeals, or any reconsideration on remand by the PUC.

  In August 1994, in accordance with the rules of the PUC, TU Electric petitioned the PUC for a recovery of approximately $93 million, including interest, in under-collected fuel costs for the period July 1993 through June 1994. Such under-collections were primarily due to continued higher natural gas prices on the spot market and hotter than normal weather in August 1993 and June 1994. In addition, there was decreased availability of lower cost lignite generation. TU Electric anticipates recovery of this amount over a six-month period beginning in January 1995.

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

LIQUIDITY AND CAPITAL RESOURCES - (CONCLUDED)

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

RESULTS OF OPERATION

  The following compares operating results for the periods ended June 30, 1994 with the same periods ended June 30, 1993.

  Operating revenues increased 13.9%, 13.9% and 14.1% for the three-, six- and twelve-month periods ended June 30, 1994, respectively. The following table details the factors contributing to these changes:

                                                                 INCREASE (DECREASE)
                                                                 -------------------
          FACTORS                             THREE MONTHS ENDED   SIX MONTHS ENDED   TWELVE MONTHS ENDED
          -------                             ------------------   ----------------   -------------------
                                                                 THOUSANDS OF DOLLARS

 Base rate revenue (billed).................       $142,099            $337,378             $665,221
 Fuel revenue...............................         (5,364)            (13,524)              28,811
 Power cost recovery factor revenue.........        (12,726)            (20,959)             (26,039)
 Unbilled revenue and other.................         50,308              30,306               46,623
                                                   --------            --------             --------
   Total....................................       $174,317            $333,201             $714,616
                                                   ========            ========             ========

Base rate revenue for all periods was affected by higher sales and higher rate levels implemented in August 1993. Energy sales increased 3.4%, 6.2% and 6.9% for the three-, six- and twelve-month periods, respectively, due primarily to increased customer usage resulting from weather conditions more normal than in prior periods and an increase in customers. The rate increase placed in effect in August 1993 increased base rate revenues, net of amounts to be refunded, by approximately $107 million, $254 million and $431 million for the three-, six- and twelve-months ended, respectively. The decrease in fuel revenue for the three- and six-month periods was primarily due to a reduced fuel factor implemented in connection with the Docket 11735 rates in August 1993, offset by increased energy sales. The increase in fuel revenue for the twelve-month period resulted from increased energy sales offset by a lower fuel factor implemented in August 1993. The increase in unbilled revenue and other in all periods resulted from weather conditions more normal than in prior periods during the accrual period.

  Fuel and purchased power expense decreased 1.0% and 0.2% for the three- and six-month periods, respectively. The decrease was primarily due to increased utilization of nuclear fuel which replaced higher cost fuels. The increase of 3.6% for the twelve-month period was a result of increased energy sales and a marginal increase in fuel costs, partially offset by the increased utilization of nuclear fuel.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - (Concluded).

Results of Operation - (concluded)

  Total operating expenses, excluding fuel and purchased power, increased 19.6%, 23.0% and 24.9% for the three-, six- and twelve-month periods, respectively. Operation, maintenance and depreciation expenses increased in all periods as a result of the commencement of commercial operation of Unit 2 of Comanche Peak in August 1993. Operation expense also increased in all periods due to increases in uncollectible account expense, amortization of voluntary retirement/severance costs after the bonding of rates in Docket 11735 and employee benefit expenses. Maintenance expense for the twelve months ended was also affected by inventory adjustments during the third and fourth quarters of 1993. Taxes other than income increased for the three-, six- and twelve-month periods due primarily to increased local gross receipts taxes resulting from higher tax rates on increased revenues and an increase in ad valorem taxes. The increase in taxes other than income for all periods was affected by a refund of franchise taxes in a prior period, of approximately $23,875,000.

  Allowance for funds used during construction (AFUDC) decreased 94.3%, 94.5% and 79.3% for the three-, six- and twelve-month periods, respectively. The decrease in all periods was primarily due to the discontinuation of the accrual of AFUDC on Unit 2 of Comanche Peak when such unit achieved commercial operation in August 1993 and the reduction in the AFUDC rate in January 1994. These decreases were partially offset by the change to a gross rate in 1993 related to the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109), for projects commenced before March 1986.

  The regulatory disallowance in the twelve-month period reflects charges resulting from the Settlement Agreement among the parties in Docket 11735. (See
Note 6 to Condensed Consolidated Financial Statements.)

  Federal income taxes - other income increased for the six-month period due to the effect of adopting Statement 109 in January 1993, including the amortization of excess deferred income taxes associated therewith, and decreased for the twelve-month period due to the effect of recording the taxes associated with the regulatory disallowances.

  Total interest charges, excluding AFUDC, decreased 2.0%, 1.6% and 0.2% for the three-, six- and twelve-month periods, respectively. Interest on mortgage bonds decreased for the six-and twelve-month periods as a result of reduced interest requirements due to the Company's refinancing efforts, partially offset by increased interest requirements for new issues sold. Interest on other long-term debt decreased in all three periods due to the refunding of higher interest rate debt and the continuing retirement of debt incurred in the purchases of the minority ownership interests in Comanche Peak. Other interest expense increased in the three-, six- and twelve-month periods due primarily to interest on the bonded rates subject to refund to customers and increased amortization of debt issuance expenses and redemption premiums, partially offset by decreased interest on short-term borrowings and on over-recovered fuel revenues.

  Preferred stock dividends decreased 10.3%, 8.3% and 5.6% for the three-, six- and twelve-month periods, respectively, primarily due to the redemption of certain series of higher dividend rate preferred stock.

  The major factors affecting earnings for the three-, six- and twelve-month periods were the implementation of the rate increase, the discontinuation of AFUDC on Comanche Peak Unit 2 and the commencement of depreciation on approximately $668 million of investment in Comanche Peak Unit 2 incurred after the end of the Docket 11735 test year which is not being recovered currently in rates. In addition, the twelve-month period was significantly affected by the recording of the regulatory disallowances. The factors mentioned above resulted in a decrease in consolidated net income of 10.1%, 32.6% and 61.6% for the three-, six- and twelve-month periods, respectively.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The Company's annual meeting of shareholders was held on May 20, 1994.

     (c) The following items were presented to the shareholders with the following results:

                                           VOTES WITHHELD
                               VOTES FOR     OR AGAINST     ABSTENTIONS
                              -----------  --------------   -----------
     Election of Directors

     Jack W. Evans            193,866,773    1,978,292            -
     J. S. Farrington         194,047,162    1,797,903            -
     Bayard H. Friedman       194,002,449    1,842,616            -
     William M. Griffin       193,026,763    2,818,302            -
     Kerney Laday             193,650,104    2,194,961            -
     Margaret N. Maxey        193,994,024    1,851,041            -
     James A. Middleton       194,120,434    1,724,631            -
     Erle Nye                 194,032,680    1,812,385            -
     Charles R. Perry         193,610,883    2,234,182            -
     Herbert H. Richardson    193,888,791    1,956,274            -

     Selection of Deloitte
      & Touche as Auditors    193,828,818      716,528        1,299,719

ITEM 5.  OTHER INFORMATION.

RATE PROCEEDINGS

  Reference is made herein to Note 6 to Condensed Consolidated Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation contained in Part I of this Report regarding Rate Proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits filed as a part of Part II are:

          15 - Letter from Deloitte & Touche as to unaudited interim financial information.

     (b) Reports on Form 8-K filed since March 31, 1994 are as follows:

              Date of Report               Item Reported
            ------------------         ---------------------

              June 20, 1994            Item 5.  OTHER EVENTS.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                      TEXAS UTILITIES COMPANY

                                                      By /s/ H. Dan Farell
                                                         -----------------
                                                           H. Dan Farell
                                                            Controller
                                                               and
                                                    Principal Accounting Officer

Date: August 9, 1994


                                            INDEX TO EXHIBITS

                                                                                                Sequentially
Exhibit                                                                                           Numbered
  No.                                    Description of Exhibit                                     Page
- - -------                                  -----------------------                                ------------
  15         --Letter from Deloitte & Touche as to unaudited interim financial information           25