Form 10-Q
period 1994-09-30
TEXAS UTILITIES CO
filed 1994-11-14
CIK 97561

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                           -------------------------


                                   FORM 10-Q

          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                      OR

          [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-3591

                           -------------------------

                            Texas Utilities Company


           A Texas                        I.R.S. Employer Identification No.
           Corporation                               75-0705930



              ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201
                                 (214) 812-4600

                (FORMERLY 2001 BRYAN TOWER, DALLAS, TEXAS 75201)

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

Common stock outstanding at October 31, 1994: 225,841,037 shares, without par value.

                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED           TWELVE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,                 SEPTEMBER 30,
                                              ------------------------    ------------------------     ------------------------
                                                  1994         1993           1994         1993            1994         1993
                                                  ----         ----           ----         ----            ----         ----
                                                                            Thousands of Dollars
OPERATING REVENUES.......................     $1,702,019  $1 ,786,283     $4,433,666   $4,184,729      $5,683,450   $5,360,906
                                              ----------  -----------     ----------   ----------      ----------   ----------
OPERATING EXPENSES
 Fuel and purchased power................        504,547      565,575      1,356,136    1,418,798       1,795,392    1,882,391
 Operation...............................        215,289      213,782        633,433      587,953         858,035      761,896
 Maintenance.............................         70,036      104,519        225,357      252,209         323,153      340,128
 Depreciation and amortization...........        137,698      125,170        411,395      340,813         510,130      447,876
 Federal income taxes (Notes 5 and 6)....        163,083      188,602        287,807      278,095         331,762      289,793
 Taxes other than income.................        122,416      124,155        415,122      325,074         555,423      437,385
                                              ----------  -----------     ----------   ----------      ----------   ----------
     Total operating expenses............      1,213,069   1 ,321,803      3,329,250    3,202,942       4,373,895    4,159,469
                                              ----------  -----------     ----------   ----------      ----------   ----------
OPERATING INCOME.........................        488,950      464,480      1,104,416      981,787       1,309,555    1,201,437
                                              ----------  -----------     ----------   ----------      ----------   ----------
OTHER INCOME (LOSS)
 Allowance for equity funds used
  during construction....................          3,194       31,479          9,174      146,011          13,288      191,780
 Regulatory disallowances (Note 6).......             --     (358,000)            --     (358,000)         (1,556)    (358,000)
 Other income and deductions -- net......          6,463        9,817         22,702       26,455          29,766       34,029
 Federal income taxes (Notes 5 and 6)....         (2,087)      96,983         (6,736)     114,206          (8,369)     111,247
                                              ----------  -----------     ----------   ----------      ----------   ----------
     Total other income (loss)...........          7,570     (219,721)        25,140      (71,328)         33,129      (20,944)
                                              ----------  -----------     ----------   ----------      ----------   ----------
TOTAL INCOME.............................        496,520      244,759      1,129,556      910,459       1,342,684    1,180,493
                                              ----------  -----------     ----------   ----------      ----------   ----------
INTEREST CHARGES
 Interest on mortgage bonds..............        139,318      154,058        429,612      459,119         581,582      607,070
 Interest on other long-term debt........         22,653       27,277         69,973       83,473          95,959      112,681
 Other interest..........................         18,871        7,320         52,370       23,329          61,295       32,127
 Allowance for borrowed funds used
  during construction....................         (2,697)     (23,717)        (7,819)    (110,011)        (10,916)    (135,939)
                                              ----------  -----------     ----------   ----------      ----------   ----------
     Total interest charges..............        178,145      164,938        544,136      455,910         727,920      615,939

PREFERRED STOCK DIVIDENDS OF
 SUBSIDIARY..............................         24,125       28,150         78,197       87,096         106,334      114,986
                                              ----------  -----------     ----------   ----------      ----------   ----------
CONSOLIDATED NET INCOME..................     $  294,250  $    51,671     $  507,223   $  367,453      $  508,430   $  449,568
                                              ==========  ===========     ==========   ==========      ==========   ==========
Average shares of common stock
 outstanding (thousands).................        225,841      222,908        225,831      220,635         225,452      219,805

Earnings and dividends per
 share of common stock:
 Earnings (on average shares
  outstanding)...........................          $1.30        $0.23          $2.25        $1.67           $2.26        $2.05
 Dividends declared per share
  of common stock........................          $0.77        $0.77          $2.31        $2.31           $3.08        $3.07


     See accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)

                                                                                  NINE MONTHS ENDED          TWELVE MONTHS ENDED
                                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                                             --------------------------   ------------------------
                                                                                  1994          1993          1994          1993
                                                                                  ----          ----          ----          ----
                                                                                               Thousands of Dollars
CASH FLOWS FROM OPERATING ACTIVITIES
 Consolidated net income..............................................       $   507,223  $   367,453     $   508,430  $   449,568
 Adjustments to reconcile consolidated net income to cash
  provided by operating activities:
   Depreciation and amortization (including amounts charged to fuel)..           536,735      416,948         663,575      534,995
   Deferred federal income taxes -- net...............................           218,306       34,702         259,556       48,265
   Federal investment tax credits -- net..............................           (20,458)     (17,400)        (25,442)     (23,139)
   Allowance for equity funds used during construction................            (9,174)    (146,011)        (13,288)    (191,780)
   Regulatory disallowances...........................................                --      358,000           1,556      358,000
   Changes in assets and liabilities:
    Receivables -- net...............................................            (55,393)    (250,980)        107,381     (158,393)
    Inventories......................................................             15,946       11,697          15,361       (8,629)
    Accounts payable -- net..........................................            (28,830)     (22,910)        (20,664)      10,932
    Interest and taxes accrued.......................................            (26,127)      59,961         (71,638)     107,559
    Other working capital............................................           (210,050)     (84,812)          1,682     (156,754)
    Over/(under)-recovered fuel revenue - net of deferred taxes......             91,598      (63,160)         71,256     (108,600)
    Other -- net.....................................................             45,318       34,013          45,242       49,932
                                                                             -----------  -----------     -----------  -----------
      Cash provided by operating activities..........................          1,065,094      697,501       1,543,007      911,956
                                                                             -----------  -----------     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sales of securities:
  First mortgage bonds...............................................            378,340    1,740,000       1,086,805    2,143,595
  Other long-term debt...............................................                 --      325,000              --      325,000
  Preferred stock....................................................                 --      561,650         169,575      561,650
  Common stock -- net................................................             62,102      177,257         125,815      239,802
 Retirement of long-term debt and preferred stock....................         (1,125,153)  (1,957,637)     (2,111,855)  (2,073,994)
 Change in notes payable.............................................            358,015     (253,100)        358,015     (353,100)
 Common stock dividends paid.........................................           (520,524)    (503,225)       (692,168)    (667,199)
 Debt premium, discount, financing and reacquisition expenses........            (19,201)    (101,699)        (59,860)    (113,085)
                                                                             -----------  -----------     -----------  -----------
      Cash provided by (used in) financing activities................           (866,421)     (11,754)     (1,123,673)      62,669
                                                                             -----------  -----------     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures...........................................           (310,955)    (654,028)       (527,120)    (936,882)
 Allowance for equity funds used during construction (excluding
   amount for nuclear fuel)..........................................              3,845      137,772           5,022      180,317
 Change in construction receivables/payables -- net..................             (1,102)     (26,706)          9,249      (23,351)
                                                                             -----------  -----------     -----------  -----------
      Cash construction expenditures.................................           (308,212)    (542,962)       (512,849)    (779,916)
 Non-utility property -- net.........................................            (15,457)     (10,324)        (15,303)      (8,605)
 Nuclear fuel (excluding allowance for equity funds used
   during construction)..............................................            (56,302)     (15,235)        (57,956)     (17,648)
 Other investments...................................................            (17,912)     (12,559)        (22,393)      (7,799)
                                                                             -----------  -----------     -----------  -----------
      Cash used in investing activities..............................           (397,883)    (581,080)       (608,501)    (813,968)
                                                                             -----------  -----------     -----------  -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS..............................           (199,210)     104,667        (189,167)     160,657
CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE.......................            212,584       97,874         202,541       41,884
                                                                             -----------  -----------     -----------  -----------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE..........................        $    13,374  $   202,541     $    13,374  $   202,541
                                                                             ===========  ===========     ===========  ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                      1994           1993
                                                                                   (UNAUDITED)
                                                                                -------------     ------------
                                                                                     Thousands of Dollars
UTILITY PLANT
  In service:
   Production...........................................................         $16,510,045      $16,476,725
   Transmission.........................................................           1,563,646        1,542,399
   Distribution.........................................................           4,004,445        3,822,202
   General..............................................................             454,455          477,515
                                                                                 -----------      -----------
     Total..............................................................          22,532,591       22,318,841
   Less accumulated depreciation........................................           4,928,265        4,595,533
                                                                                 -----------      -----------
     Utility plant in service less accumulated depreciation.............          17,604,326       17,723,308
  Construction work in progress.........................................           1,038,393        1,040,483
  Nuclear fuel (net of accumulated amortization: 1994 -- $187,881,000;
  1993 -- $114,865,000).................................................             309,508          320,891
  Held for future use...................................................              46,182           41,649
                                                                                 -----------      -----------
     Utility plant less accumulated depreciation and amortization.......          18,998,409       19,126,331
  Less reserve for regulatory disallowances.............................           1,308,460        1,308,460
                                                                                 -----------      -----------
     Net utility plant..................................................          17,689,949       17,817,871
                                                                                 -----------      -----------
INVESTMENTS
  Non-utility property..................................................             569,826          554,370
  Other investments.....................................................             117,143           99,748
                                                                                 -----------      -----------
     Total investments..................................................             686,969          654,118
                                                                                 -----------      -----------
CURRENT ASSETS
  Cash in banks.........................................................               9,075            7,841
  Temporary cash investments -- at cost.................................               4,299          204,743
  Special deposits......................................................              52,630           21,975
  Accounts receivable:
   Customers............................................................             275,994          224,670
   Other................................................................              31,683           27,439
   Allowance for uncollectible accounts.................................              (6,569)          (6,394)
  Inventories -- at average cost:
   Materials and supplies...............................................             191,854          194,226
   Fuel stock...........................................................             134,806          148,380
  Prepaid taxes.........................................................              40,769           17,776
  Other prepayments.....................................................              42,631           44,250
  Deferred federal income taxes.........................................              43,883           43,543
  Other current assets..................................................              14,071           10,716
                                                                                 -----------      -----------
     Total current assets...............................................             835,126          939,165
                                                                                 -----------      -----------
DEFERRED DEBITS
  Unamortized regulatory assets:
   Debt reacquisition costs.............................................             287,526          287,430
   Cancelled lignite unit costs.........................................              18,719           20,678
   Rate case costs......................................................              65,117           66,508
   Litigation and settlement costs......................................              72,685           72,685
   Voluntary retirement/severance program...............................             191,340          212,367
   Recoverable deferred federal income taxes -- net.....................           1,208,727        1,230,418
   Other regulatory assets..............................................              21,163           21,242
  Under-recovered fuel revenue..........................................              63,852          204,772
  Other deferred debits.................................................              76,228           63,559
                                                                                 -----------      -----------
     Total deferred debits..............................................           2,005,357        2,179,659
  Less reserve for regulatory disallowances.............................              72,685           72,685
                                                                                 -----------      -----------
     Net deferred debits................................................           1,932,672        2,106,974
                                                                                 -----------      -----------
       Total............................................................         $21,144,716      $21,518,128
                                                                                 ===========      ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                        CAPITALIZATION AND LIABILITIES

                                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                                      1994           1993
                                                                                   (UNAUDITED)
                                                                                  -------------  ------------
                                                                                     THOUSANDS OF DOLLARS
CAPITALIZATION
 Common stock without par value -- net:
  Authorized shares -- 500,000,000
  Outstanding shares:
   September 30, 1994 -- 225,841,037; December 31, 1993 -- 224,345,422......       $ 4,796,751   $ 4,728,580
 Retained earnings..........................................................         1,827,919     1,842,413
                                                                                   -----------   -----------
     Total common stock equity..............................................         6,624,670     6,570,993
 Preferred stock:
  Not subject to mandatory redemption.......................................           870,220     1,083,008
  Subject to mandatory redemption...........................................           387,234       396,917
 Long-term debt, less amounts due currently.................................         7,953,421     8,379,826
                                                                                   -----------   -----------
     Total capitalization...................................................        15,835,545    16,430,744
                                                                                   -----------   -----------


CURRENT LIABILITIES
 Notes payable -- banks.....................................................            50,000            --
 Notes payable -- commercial paper..........................................           308,015            --
 Long-term debt due currently...............................................            58,475       151,105
 Accounts payable...........................................................           231,357       260,634
 Dividends declared.........................................................           197,720       200,410
 Customers' deposits........................................................            51,221        50,798
 Taxes accrued..............................................................           291,118       310,091
 Interest accrued...........................................................           187,848       195,002
 Refunds due to customers...................................................                --       141,153
 Other current liabilities..................................................            96,116       106,192
                                                                                   -----------   -----------
     Total current liabilities..............................................         1,471,870     1,415,385
                                                                                   -----------   -----------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
 Accumulated deferred federal income taxes..................................         2,834,843     2,686,409
 Unamortized federal investment tax credits.................................           685,073       705,531
 Other deferred credits and noncurrent liabilities..........................           317,385       280,059
                                                                                   -----------   -----------
     Total deferred credits and other noncurrent liabilities................         3,837,301     3,671,999
                                                                                   -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 7)
                                                                                   -----------   -----------

     Total..................................................................       $21,144,716   $21,518,128
                                                                                   ===========   ===========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  GENERAL

  Basis of Presentation -- The condensed consolidated financial statements included herein have been prepared by Texas Utilities Company (Company) on the same basis as those in the 1993 Annual Report on Form 10-K (except as set forth in Note 8) and, in the opinion of the Company, all adjustments (constituting only normal recurring accruals) necessary to a fair statement of the results of operation have been included therein. The statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

  The unaudited financial information included herein has been reviewed by Deloitte & Touche LLP, independent certified public accountants, whose report with respect thereto is filed herewith in Part I of this report. The condensed consolidated financial statements should be considered in conjunction with the consolidated financial statements, and the notes thereto, of the Company included in the 1993 Annual Report on Form 10-K and the information under Management's Discussion and Analysis of Financial Condition and Results of Operation herein.

  Consolidation -- The consolidated financial statements include the Company and all of its subsidiaries (System Companies):


Texas Utilities Electric Company (TU Electric)
Southwestern Electric Service Company (SESCO)
Texas Utilities Fuel Company (Fuel Company)
Texas Utilities Mining Company (Mining Company)
Texas Utilities Services Inc. (TU Services)
Basic Resources Inc. (Basic)
Chaco Energy Company (Chaco)
Texas Utilities Properties Inc. (TU Properties)

  In May 1994, TU Properties, a new wholly-owned subsidiary of the Company, was incorporated under the laws of the State of Texas. The principal function of TU Properties is to own or lease real and personal properties which it then leases to System Companies. TU Properties has leased a 48-story building in Dallas, Texas from a bank leasing company. The activities of TU Properties are not expected to have a material effect on the Company's results of operation or financial position.

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

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (Unaudited)


1.  GENERAL -- (concluded)

  Consolidated Cash Flows -- The supplemental schedules below detail cash payments and noncash investing and financing activities:

                                                         NINE MONTHS ENDED  TWELVE MONTHS ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                         -----------------  -------------------
                                                          1994       1993       1994     1993
                                                          ----       ----       ----     ----
                                                                 THOUSANDS OF DOLLARS
CASH PAYMENTS:
 Interest (net of amounts capitalized).......           $562,508   $491,200   $715,615  $599,715
 Income taxes................................           $134,655   $  9,634   $199,777  $ 20,634

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of SESCO:
  Book value of assets acquired..............           $     --   $ 69,521   $     --  $ 69,521
  Goodwill acquired..........................                 --     32,059         --    32,059
  Less:  Liabilities assumed.................                 --    (39,991)        --   (39,991)
  Less:  Stock issued........................                 --    (59,976)        --   (59,976)
                                                        --------   --------   --------  --------
   Cash paid.................................                 --      1,613         --     1,613
  Less:  Cash acquired.......................                 --        376         --       376
                                                        --------   --------   --------  --------
   Net cash                                             $     --   $  1,237   $     --  $  1,237
                                                        ========   ========   ========  ========

2.  SHORT-TERM FINANCING

  At September 30, 1994, the Company and TU Electric had joint lines of credit aggregating $1,000,000,000 under credit facility agreements (Agreements) with a group of commercial banks. The Agreements have two facilities, for each of which the Company pays a fee. Facility A provides for borrowings up to $300,000,000 and terminates April 28, 1995. The Company and TU Electric intend to negotiate an extension of this facility. Facility B provides for borrowings up to $700,000,000 and terminates April 29, 1999. The Company's borrowings under the Agreements are limited to $250,000,000. Borrowings under the Agreements will be used for working capital and other corporate purposes, including commercial paper backup.

3.  CAPITALIZATION

Common Stock

  The Company issued the following shares of common stock during the nine months ended September 30, 1994:

                            DESCRIPTION                                                     SHARES     PROCEEDS
                            -----------                                                    ---------  -----------
Automatic Dividend Reinvestment and Common Stock Purchase Plan...........................  1,364,690  $56,671,000
Employees' Thrift Plan...................................................................    130,925    5,431,000
                                                                                           ---------  -----------
           Total.........................................................................  1,495,615  $62,102,000
                                                                                           =========  ===========

    Requirements under the Automated Dividend Reinvestment and Common Stock Purchase Plan and the Employees' Thrift Plan of the Texas Utilities Company System (Thrift Plan) have been met through open market purchases on common stock since April 1994. Shares of common stock issued to and held by the trustee in connection with the leveraged employee stock ownership provisions of the Thrift Plan (LESOP Shares) are allocated to participants' accounts as needed to meet the obligations of the System Companies under the terms of the Thrift Plan. Common stock equity increases at such time as LESOP Shares are allocated to participants' accounts even though common shares outstanding include unallocated LESOP Shares held by the trustee. Allocations of LESOP Shares increased common stock equity by $6,070,000 during the nine-month period ended September 30, 1994.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (Unaudited)



3.  CAPITALIZATION -- (concluded)

Preferred Stock of TU Electric

  At September 30, 1994 and December 31, 1993, TU Electric had 17,000,000 shares of preferred stock authorized by its articles of incorporation of which 12,787,228 and 15,022,092 shares were issued and outstanding, respectively.

  TU Electric redeemed or reacquired 2,234,864 shares of preferred stock with dividend rates ranging from $7.00 to $9.64 during the nine months ended September 30, 1994.

Long-Term Debt

  TU Electric issued the following long-term debt during the nine months ended September 30, 1994:

                                                             PRINCIPAL
                       DESCRIPTION                            AMOUNT       INTEREST RATE     MATURITY
                       -----------                           ---------     -------------     --------
First mortgage and collateral trust bonds................  $300,000,000       5.25% (a)        1999
Pollution control revenue bonds..........................    78,340,000   3.20% to 3.40% (b)   2029
                                                           ------------
  Total..................................................  $378,340,000
                                                           ============

(a) Such interest rate is reset quarterly and is 6.0625% for the period November 1, 1994 through January 31, 1995.
(b) All of such bonds are currently in a flexible mode in which they are remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit.

    The System Companies redeemed or reacquired the following long-term debt during the nine months ended September 30, 1994:

                                                          PRINCIPAL
                      DESCRIPTION                           AMOUNT      INTEREST RATE     MATURITY
                      -----------                        ------------  ---------------  ------------
First mortgage bonds (TU Electric).....................  $602,850,000  4.50% to 10.45%  1995 to 2019
Taxable pollution control revenue bonds (TU Electric)..    78,340,000  3.90% to 8.49%       2021
Other long-term debt (Fuel Company)....................    89,740,000  4.50% to 8.50%       1996
                                                         ------------
  Total................................................  $770,930,000
                                                         ============

  In October 1994, TU Electric reacquired $10,000,000 of 9-7/8% First Mortgage and Collateral Trust Bonds due November 1, 2019.

4.  RETAINED EARNINGS

  The articles of incorporation and the mortgages, as supplemented, of TU Electric and SESCO contain provisions which, under certain conditions, restrict distributions on or acquisitions of their common stock. At September 30, 1994, $155,637,000 of retained earnings were thus restricted as a result of such provisions. Retained earnings at such date also includes $431,243,000, representing the Company's equity in undistributed earnings since acquisition included in transfers by TU Electric from its retained earnings to stated value of common stock. The total of such restricted retained earnings at September 30, 1994 is $586,880,000.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (Unaudited)



5.  FEDERAL INCOME TAXES

    The details of federal income taxes are as follows:

                                             THREE MONTHS ENDED    NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                                SEPTEMBER 30,        SEPTEMBER 30,         SEPTEMBER 30,
                                             ------------------    -----------------    -------------------
                                               1994       1993      1994       1993       1994       1993
                                               ----       ----      ----       ----       ----       ----
                                                                 THOUSANDS OF DOLLARS
Charged (credited) to operating expenses:
 Current................................... $ 79,918   $ 98,183   $167,810  $ 119,860   $174,833   $ 111,563
 Deferred -- net...........................   89,213     96,356    140,455    175,635    182,371     201,369
 Investment tax credits -- net.............   (6,048)    (5,937)   (20,458)   (17,400)   (25,442)    (23,139)
                                            --------   --------   --------   --------   --------   ---------
  Total to operating expenses..............  163,083    188,602    287,807    278,095    331,762     289,793
                                            --------   --------   --------   --------   --------   ---------
Charged (credited) to other income:
 Current...................................   (4,966)    (6,442)   (21,793)   (14,829)   (30,448)    (16,688)
 Deferred -- net...........................    7,053    (90,541)    28,529    (99,377)    38,817     (94,559)
                                            --------   --------   --------   --------   --------   ---------
  Total to other income....................    2,087    (96,983)     6,736   (114,206)     8,369    (111,247)
                                            --------   --------   --------   --------   --------   ---------
Credited to retained earnings:
 LESOP dividend deduction                     (1,673)    (1,843)    (5,081)    (5,245)    (6,810)     (5,245)
                                            --------   --------   --------   --------   --------   ---------
   Total federal income taxes               $163,497   $ 89,776   $289,462  $ 158,644   $333,321   $ 173,301
                                            ========   ========   ========  =========   ========   =========


6.  RATE PROCEEDINGS

Docket 11735

  In January 1993, TU Electric made applications to the Public Utility Commission of Texas (PUC) in Docket 11735 and to its municipal regulatory authorities for upward adjustments in rates for electric service throughout its service area, which would have increased annual operating revenues by approximately $760 million, or 15.3%, based upon the test year ended June 30, 1992. Such request reflected, among other things, costs associated with Unit 2 of TU Electric's Comanche Peak nuclear generating station (Comanche Peak), costs associated with Comanche Peak Unit 1 after the end of the Docket 9300 (see below) test year, additional ad valorem taxes and certain postretirement benefit costs. In August 1993, pursuant to rules of the PUC, TU Electric placed its requested rate increase into effect, under bond and subject to refund with interest, applicable to energy sales on and after such date; however, revenues were recorded net of an estimated reserve for possible refunds.

  In October 1993, the PUC issued an order (Order) approving the terms of an agreement (Settlement Agreement) among TU Electric, the General Counsel's office of the PUC and applicable intervenors which, among other things, settled all remaining issues relating to the design, construction and cost of Comanche Peak through commencement of commercial operation of Unit 2. The Settlement Agreement provided for the disallowance in Docket 11735 of $250 million of costs relating to the completion of Comanche Peak. Pursuant to the Order, TU Electric refunded $5 million in fuel charges previously incurred in order to resolve the fuel phase of Docket 11735 under which TU Electric was seeking reconciliation of approximately

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (Unaudited)



6.  RATE PROCEEDINGS -- (continued)

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

  In January 1994, the PUC issued a final order in Docket 11735, which was amended by orders on rehearing dated April 20, 1994 and May 27, 1994. The amended final order provides for a total annual revenue increase of approximately $449 million, or 9.0%. TU Electric strongly disagrees with the amended final order and has appealed the outcome in a suit filed in the 200th Judicial District Court of Travis County, Texas. In May 1994, TU Electric began billing its customers at rates as approved in the amended final order. As a result of this amended final order, in September 1994, TU Electric refunded the difference between the bonded rates and the rates approved in the amended final order, including interest. Such refunded amount, including interest, was approximately $237.5 million. Such refund was mitigated by a fuel cost surcharge approved by the PUC of $147.5 million in under-collected fuel costs through June 30, 1993, including interest. An appeal contesting the approval of this surcharge is pending in the suit filed in the 200th Judicial District Court.

Docket 9300

  In November 1991, TU Electric filed a petition in the 250th Judicial District Court of Travis County, Texas, requesting a reversal and remand of the September 1991 final order of the PUC in connection with TU Electric's rate increase request in Docket 9300. In September 1992, after a hearing, the District Court entered a judgment that affirmed a prudence disallowance of $472 million provided for in the PUC's final order with respect to Comanche Peak, reversed and remanded to the PUC for reconsideration those portions of the PUC's final order providing for additional disallowances aggregating $884 million with respect to TU Electric's reacquisitions of minority owner interests in Comanche Peak, found that the PUC erred in ordering a refund of $2.5 million with respect to certain fuel gas costs considered imprudent by the PUC, and recognized that on remand the PUC may adjust the amount of construction work in progress (CWIP) included in TU Electric's rate base. TU Electric and other parties to this suit appealed this District Court judgment to the Court of Appeals for the Third District of Texas. In June 1994, the Court of Appeals issued its decision in connection with these appeals which was modified on rehearing. The Court of Appeals affirmed the prudence disallowance of $472 million, reversed and remanded the portion of the District Court's judgment that had affirmed a disallowance of $25 million relating to TU Electric's reacquisitions of the minority owner interests in Comanche Peak nuclear fuel, and affirmed the remand of the remainder of the disallowance of $884 million relating to the reacquisitions of the minority owner interests in Comanche Peak. Therefore, the Court of Appeals remanded an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owner interests in Comanche Peak to the PUC for reconsideration and ordered that such

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (Unaudited)



6.  RATE PROCEEDINGS -- (continued)

reconsideration be on the basis of a prudent investment standard. In addition, the Court of Appeals reversed the District Court's finding that the PUC erred in ordering a refund of $2.5 million with respect to certain fuel gas costs. Also, the Court of Appeals specified that, on remand, the PUC will be required to re-evaluate the appropriate level of TU Electric's CWIP included in rate base in light of TU Electric's financial condition at the time of the initial hearing and to reconsider whether the $442 million revenue increase provided for in the PUC's final order remains the benchmark in light of this re-examination.

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

  TU Electric disagrees with certain portions of the decision of the Court of Appeals, including specifically its decision with respect to federal income taxes, and will file an appeal of the decision to the Supreme Court of Texas. Other parties may also appeal this decision to the Supreme Court of Texas. TU Electric cannot predict the outcome of any such appeals or any reconsideration on remand by the PUC.

Fuel Recovery Rule

  In August 1994, in accordance with the rules of the PUC, TU Electric petitioned the PUC for a recovery of approximately $93 million, including interest, in under-collected fuel costs for the period July 1993 through June 1994. Such under-collections were primarily due to continued higher natural gas prices on the spot market and hotter than normal weather in August 1993 and June 1994. In addition, there was decreased availability of lower cost lignite generation. TU Electric anticipates recovery of this amount over a six-month period beginning in early 1995.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (Unaudited)



6.  RATE PROCEEDINGS -- (concluded)

NEW STRATEGIC RATES

    In June 1994, TU Electric proposed a package of new strategic rates designed to retain existing commercial, industrial, and wholesale load, enhance economic development, improve the environment, and encourage further energy efficiency. Such proposal was filed with the PUC and cities in TU Electric's service area. If approved, four new rates will be offered. The first two rates will allow for negotiated rates to retain existing commercial, industrial, and wholesale customers who have viable alternative sources of supply and would otherwise leave the system. The third rate is an economic development rider which will provide an incentive to attract new businesses and jobs and to encourage existing customers to expand their facilities within TU Electric's service area. The fourth rate is an environmental technology service rider that provides an incentive for qualifying customers to convert to advanced technologies that will conserve energy or improve the environment. TU Electric's proposed strategic rates have been approved by over 150 cities within its service territory. Hearings before the PUC were held in August and September 1994, and TU Electric expects a decision by the end of the year.

INTEGRATED RESOURCE PLAN

    In October 1994, TU Electric filed an application for approval by the PUC of its Integrated Resource Plan (IRP) for the ten-year period 1995-2004. The IRP includes initiatives that address demand-side management resources, purchased power, and future generating capacity which includes renewable energy sources. TU Electric's IRP includes one lignite-fueled 750 megawatt (MW) unit at Twin Oak. The second lignite-fueled Twin Oak unit has been deferred beyond the ten year period. Also included in the IRP are 1,802 MW of gas/oil-fueled combustion turbine units (including 288 MW of simple cycle combustion turbines) and 300 MW of wind turbine generation. None of the aforementioned additions requires significant construction expenditures in the 1994-1996 period. Hearings on this application are expected to begin early 1995.

7.  COMMITMENTS AND CONTINGENCIES

Construction Program

    Construction expenditures, excluding AFUDC, have been estimated at approximately $400 million for each of the years 1994, 1995 and 1996, respectively. The Company presently anticipates that 1994 construction expenditures will exceed this level by approximately $25 million. The re-evaluation of growth expectations, the effects of inflation, additional regulatory requirements, and the availability of fuel, labor, materials and capital may result in changes in estimated construction costs and dates of completion. Commitments in connection with the construction program are generally revocable, subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties.

CLEAN AIR ACT

    The federal Clean Air Act, as amended (Clean Air Act), includes provisions which, among other things, place limits on the sulfur dioxide emissions produced by generating units. To meet these sulfur dioxide requirements, the Clean Air Act provides for the annual allocation of sulfur dioxide emission allowances to utilities. Under the Clean Air Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances. The Environmental Protection Agency grants a maximum number of allowances annually to TU Electric based on the amount of emissions from units in operation during the period 1985 through 1987. TU Electric's capital requirements have not been significantly affected by the requirements of the Clean Air Act. Although TU Electric is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact on the Company. Any additional capital costs, as well as any increased operating costs associated with these new requirements, are expected to be recoverable through rates, as similar costs have been recovered in the past.

COOLING WATER CONTRACTS

    TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $37,050,000 at September 30, 1994, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TU Electric. In addition, TU Electric is

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (Unaudited)


7.  COMMITMENTS AND CONTINGENCIES -- (continued)

obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $89,305,000 remaining principal amount of bonds at September 30, 1994, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality.

Chaco Coal Properties

    Chaco has a coal lease agreement for the rights to certain surface mineable coal reserves located in New Mexico. The agreement provides for minimum advance royalty payments of approximately $16 million per year through 2017, covering approximately 228 million tons of coal. The Company has entered into a surety agreement to assure performance by Chaco with respect to this agreement. At September 30, 1994 and December 31, 1993, $499,890,000 and $483,855,000,
respectively, of minimum advance royalties paid by Chaco are included in non-utility property.

Nuclear Insurance

    With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident currently at $9.0 billion and requires nuclear power plant operators to provide financial protection for this amount. As required, TU Electric provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TU Electric has purchased $200 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of two major stock and mutual insurance pools, Nuclear Energy Liability Insurance Association and Mutual Atomic Energy Liability Underwriters. The second layer of financial protection is provided under an industry retrospective payment program called Secondary Financial Protection (SFP). Under the SFP, each operating licensed reactor in the United States is subject to an assessment of up to $79.275 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the United States. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax which is not included in the amounts above.

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

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (Unaudited)


7.  COMMITMENTS AND CONTINGENCIES -- (concluded)

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

Nuclear Decommissioning and Disposal of Spent Fuel

    TU Electric has established a reserve, charged to depreciation expense and accumulated depreciation, for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At September 30, 1994, such reserve totaled $50,946,000 which includes an accrual of $13,634,000 and $17,501,000 for the nine and twelve months ended September 30, 1994, respectively. As of September 30, 1994, the market value of deposits in the external trust for decommissioning of Comanche Peak was $49,787,000. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study during 1992 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities were estimated to be $255,000,000 and $344,000,000, respectively. Decommissioning activities are projected to begin in 2030 and 2032 for Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. TU Electric is recovering such costs based upon the 1992 study through its rates placed in effect under Docket 11735. (See
Note 6.)

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

    In October 1994, the Company adopted Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (Statement 119). Statement 119 is effective for fiscal years ending after December 15, 1994. Statement 119 requires disclosures about the amounts, nature and terms of certain derivative financial instruments and that a distinction be made between financial instruments held or issued for trading purposes and those held or issued for other purposes. Statement 119 presently does not have any effect on the Company and is not expected to have a material effect on the Company in the future.

INDEPENDENT ACCOUNTANTS' REPORT

Texas Utilities Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company and subsidiaries as of September 30, 1994, and the related condensed statements of consolidated income for the three-month, nine-month and twelve-month periods ended September 30, 1994 and 1993, and cash flows for the nine-month and twelve-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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


/s/Deloitte & Touche LLP
Dallas, Texas
November 8, 1994

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

    External funds of a permanent or long-term nature are obtained through the sales of common stock, preferred stock and long-term debt by the System Companies. The capitalization ratios of the Company and its subsidiaries at September 30, 1994 consisted of approximately 50% long-term debt, 8% preferred stock and 42% common stock equity.

    The System Companies had financings totaling $440,442,000 to date in 1994. Proceeds from such financings were used primarily for the early redemption or reacquisition of higher coupon debt and higher dividend preferred stock. Financings to date in 1994 by the System Companies consisted of:


LONG-TERM DEBT (TU ELECTRIC):
                                                                      PRINCIPAL
                    DESCRIPTION                                        AMOUNT         INTEREST RATE    MATURITY
                    -----------                                     --------------    -------------    --------
First mortgage and collateral trust bonds.........................   $300,000,000         5.25%         1999
Pollution control revenue bonds...................................     78,340,000     3.20% to 3.40%    2029
                                                                    --------------
      Total   ....................................................   $378,340,000
                                                                    ==============


COMMON STOCK (COMPANY):
                                                                                                          NET
                   DESCRIPTION                                                         SHARES           PROCEEDS
                   -----------                                                        ---------        -----------
Automatic dividend reinvestment and common stock purchase plan......................  1,364,690        $56,671,000
Employees' thrift plan..............................................................    130,925          5,431,000
                                                                                      ---------        -----------
     Total..........................................................................  1,495,615        $62,102,000
                                                                                      =========        ===========

    To date in 1994, the System Companies redeemed, reacquired or made principal payments of $1,135,153,000 on long-term debt and preferred stock. Early redemptions of long-term debt and preferred stock may occur from time to time in amounts presently undetermined.

    The System Companies expect to sell additional debt and equity securities as needed including (i) the possible future sale by TU Electric of up to $650,000,000 of First Mortgage Bonds currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933 and (ii) the possible future sale by TU Electric of 250,000 shares of Cumulative Preferred Stock ($100 liquidation value) similarly registered. The Company and TU Electric have credit facility agreements (Agreements) with a group of commercial banks. The Agreements have two facilities, for each of which the Company pays a fee. Facility A provides for borrowings up to $300,000,000 and terminates April 28, 1995. The Company and TU Electric intend to negotiate an extension of this facility. Facility B provides for borrowings up to $700,000,000 and terminates April 29, 1999. The Company's borrowings under the Agreements are limited to $250,000,000. Borrowings under the Agreements will be used for working capital and other corporate purposes, including commercial paper backup.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- (Continued)

Liquidity and Capital Resources -- (continued)

  In June 1994, Texas Utilities Properties Inc., a new wholly-owned subsidiary of the Company, entered into an operating lease agreement with a bank leasing company for a 48-story office building which is being utilized as the corporate headquarters of the System Companies.

  In order to remain competitive and in response to the disappointing rate order in Docket 11735, the Company is continuing its efforts to reduce operating costs and capital expenditures and is reviewing various alternatives and strategies to improve future earnings potential and its basic financial position. This review may result in further initiatives which may include, but not necessarily be limited to, alternative uses or disposition of existing assets, greater utilization of short-term and variable rate securities, additional new marketing and rate initiatives and application for rate increases from regulatory authorities. It is not possible at this time to predict the effect any of these possible initiatives might have on the Company's financial position or its results of operation. The Company believes that internal cash generation will increase as a result of increased rates authorized in the Docket 11735 amended final order and through the implementation of the initiatives discussed above.

  In August 1993, TU Electric placed Unit 2 of its Comanche Peak nuclear generating station (Comanche Peak) in commercial operation and implemented, under bond, the 15.3% rate increase requested in Docket 11735; however, revenues were recorded net of an estimated reserve for possible refunds. In September 1993, TU Electric recorded a charge against earnings of approximately $363 million ($265 million after tax) related to an agreement (Settlement Agreement) among the parties involved in TU Electric's Docket 11735.

  In January 1994, the Public Utility Commission of Texas (PUC) issued a final order in Docket 11735, which was amended by orders on rehearing dated April 20, 1994 and May 27, 1994. The amended final order provides for a total annual
revenue increase of approximately $449 million, or 9.0%.   TU Electric strongly
disagrees with the amended final order and has appealed the outcome in a suit filed in the 200th Judicial District Court of Travis County, Texas. In May 1994, TU Electric began billing its customers rates as approved in the amended final order. As a result of this amended final order, in September 1994, TU Electric refunded the difference between the bonded rates and the rates approved in the amended final order, including interest. Such refunded amount, including interest, was approximately $237.5 million. Such refund was mitigated by a fuel cost surcharge approved by the PUC of $147.5 million in under-collected fuel costs through June 30, 1993, including interest. An appeal contesting the approval of this surcharge is pending in the suit filed in the 200th Judicial District Court. For additional information regarding the Settlement Agreement and the rate decision, see Note 6 to Condensed Consolidated Financial Statements.

  In November 1991, TU Electric filed a petition in the 250th Judicial District Court of Travis County, Texas, requesting a reversal and remand of the September 1991 final order of the PUC in connection with TU Electric's rate increase request in Docket 9300. In September 1992, after a hearing, the District Court entered a judgment that affirmed a prudence disallowance of $472 million provided for in the PUC's final order with respect to Comanche Peak, reversed and remanded to the PUC for reconsideration those portions of the PUC's final order providing for additional disallowances aggregating $884 million with respect to TU Electric's reacquisitions of minority owner interests in Comanche Peak, found that the PUC erred in ordering a refund of $2.5 million with respect to certain fuel gas costs considered imprudent by the PUC, and recognized that on remand the PUC may adjust the amount of construction work in progress (CWIP) included in TU Electric's rate base. TU Electric and other parties to this suit appealed this District Court judgment to the Court of Appeals for the Third District of Texas. In June 1994, the Court of Appeals issued

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources -- (continued)

its decision in connection with these appeals which was modified on rehearing. The Court of Appeals affirmed the prudence disallowance of $472 million, reversed and remanded the portion of the District Court's judgment that had affirmed a disallowance of $25 million relating to TU Electric's reacquisitions of the minority owner interests in Comanche Peak nuclear fuel, and affirmed the remand of the remainder of the disallowance of $884 million relating to the reacquisitions of the minority owner interests in Comanche Peak. Therefore, the Court of Appeals remanded an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owner interests in Comanche Peak to the PUC for reconsideration and ordered that such reconsideration be on the basis of a prudent investment standard. In addition, the Court of Appeals reversed the District Court's finding that the PUC erred in ordering a refund of $2.5 million with respect to certain fuel gas costs. Also, the Court of Appeals specified that, on remand, the PUC will be required to re-evaluate the appropriate level of TU Electric's CWIP included in rate base in light of TU Electric's financial condition at the time of the initial hearing and to reconsider whether the $442 million revenue increase provided for in the PUC's final order remains the benchmark in light of this re-examination.

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

  TU Electric disagrees with certain portions of the decision of the Court of Appeals, including specifically its decision with respect to federal income taxes, and will file an appeal of the decision to the Supreme Court of Texas. Other parties may also appeal this decision to the Supreme Court of Texas. TU Electric cannot predict the outcome of any such appeals or any reconsideration on remand by the PUC.

  In August 1994, in accordance with the rules of the PUC, TU Electric petitioned the PUC for a recovery of approximately $93 million, including interest, in under-collected fuel costs for the period July 1993 through June 1994. Such under-collections were primarily due to continued higher natural gas prices on the spot market and hotter than normal weather in August 1993 and June 1994. In addition, there was decreased availability of lower cost lignite generation. TU Electric anticipates recovery of this amount over a six-month period beginning in early 1995.

  In June 1994, TU Electric proposed a package of new strategic rates designed to retain existing commercial, industrial, and wholesale load, enhance economic development, improve the environment, and encourage further energy efficiency. Such proposal was filed with the PUC and cities in TU Electric's service area. If approved, four new rates will be offered. The first two rates will allow for negotiated rates to retain existing commercial, industrial, and wholesale customers who have viable alternative sources of supply and would otherwise leave the system. The third rate is an economic development rider which will provide an incentive to attract new businesses and jobs and to encourage existing customers to expand their facilities within TU Electric's service area. The fourth rate is an environmental technology service rider that provides an incentive for qualifying customers to convert to advanced technologies that will conserve energy or improve the environment. TU Electric's proposed strategic rates have been approved by over 150 cities within its service territory. Hearings before the PUC were held in August and September 1994, and TU Electric expects a decision by the end of the year.

  In October 1994, TU Electric filed an application for approval by the PUC of its Integrated Resource Plan (IRP) for the ten-year period 1995-2004. The IRP includes initiatives that address demand-side management resources, purchased power, and future generating capacity which includes renewable energy sources. TU Electric's IRP includes one lignite-fueled 750 megawatt (MW) unit at Twin Oak. The second lignite-fueled Twin Oak unit has been deferred beyond the ten year period. Also included in the IRP are 1,802 MW of gas/oil-fueled combustion turbine units (including 288 MW of simple cycle combustion turbines) and 300 MW of wind turbine generation. None of the aforementioned additions require significant construction expenditures in the 1994-1996 period. Hearings on this application are expected to begin early 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- (Continued)

Liquidity and Capital Resources -- (concluded)

  TU Electric's capital requirements have not been significantly affected by the requirements of the federal Clean Air Act, as amended (Clean Air Act). Although TU Electric is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact on the Company. Any additional capital costs, as well as any increased operating costs associated with these new requirements, are expected to be recoverable through rates, as similar costs have been recovered in the past.

  The National Energy Policy Act of 1992 addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. TU Electric and Southwestern Electric Service Company (SESCO) are unable to predict the impact of regulations implementing this legislation on their operations until such regulations are promulgated and approved. However, TU Electric and SESCO believe that such legislation reflects the trend toward increased competition in the energy industry.

  While TU Electric and SESCO have experienced competitive pressures in the wholesale market resulting in a minor loss of load, wholesale sales constitute a relatively low percentage of total sales. TU Electric and SESCO are unable to predict the extent of future competitive developments or what impact, if any, such developments may have on operations.

Results of Operation

  The following compares operating results for the periods ended September 30, 1994 with the same periods ended September 30, 1993.

  Operating revenues decreased 4.7% for the three-month period and increased 5.9% and 6.0% for the nine- and twelve-month periods ended September 30, 1994, respectively. The following table details the factors contributing to these changes:


                                                                  INCREASE (DECREASE)
                                              ------------------------------------------------------------
          FACTORS                             THREE MONTHS ENDED   NINE MONTHS ENDED   TWELVE MONTHS ENDED
          -------                             ------------------   -----------------   -------------------

                                                                  THOUSANDS OF DOLLARS

Base rate revenue (billed)..................        $  84,144           $421,521              $553,736
Fuel revenue................................          (52,943)           (66,467)              (96,172)
Power cost recovery factor revenue..........          (11,110)           (32,068)              (36,743)
Unbilled revenue and other..................         (104,355)           (74,049)              (98,277)
                                                    ---------           --------              --------
Total.......................................        $ (84,264)          $248,937              $322,544
                                                    =========           ========              ========


Base rate revenue for all periods was affected by higher sales and higher rate levels implemented in August 1993. The rate increase placed in effect in August 1993 increased base rate revenues, net of amounts to be refunded, by approximately $69 million, $323 million and $409 million for the three-, nine- and twelve-month periods, respectively. Energy sales increased 2.8%, 4.8% and 4.4% for the three-, nine- and twelve-month periods, respectively, due primarily to increased customer usage resulting from weather conditions more normal than in prior periods, an increase in customers, and billing cycle differentials.
The decrease in fuel revenue for all periods was primarily due to a reduced fuel factor implemented in connection with the Docket 11735 rates in August 1993.
The decrease in unbilled revenue and other in all periods resulted from milder weather conditions than in prior periods during the accrual period and from billing cycle differentials. The primary reason for the decline in operating revenues for the three-month period was the decrease in unbilled revenue and other.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- (Concluded)

Results of Operation -- (concluded)

   Fuel and purchased power expense decreased 10.8%, 4.4% and 4.6% for the three- , nine- and twelve-month periods, respectively. The decrease was primarily due to a reduction in gas fuel costs from the prior period and increased utilization of nuclear fuel which replaced higher cost fuels, offset by the requirements due to an increase in energy sales.

   Total operating expenses, excluding fuel and purchased power, decreased 6.3% for the three-month period and increased 10.6% and 13.2% for the nine- and twelve-month periods, respectively. Operation and depreciation expenses increased in all periods as a result of the commencement of commercial operation of Comanche Peak Unit 2 in August 1993. Operation expense also increased in all periods due to increases in uncollectible accounts expense and the amortization of voluntary retirement/severance costs after the bonding of rates in Docket 11735. Maintenance expense decreased in all periods due to inventory adjustments made in the prior period. Taxes other than income increased for the nine- and twelve-month periods due primarily to increased local gross receipts taxes resulting from higher tax rates and increased revenues, an increase in ad valorem taxes charged to operation which were previously capitalized, and a refund of franchise taxes in the prior periods of approximately $23,875,000.

   Allowance for funds used during construction (AFUDC) decreased 89.4%, 93.4% and 92.6% for the three-, nine- and twelve-month periods, respectively. The decrease in all periods was primarily due to the discontinuation of the accrual of AFUDC on Comanche Peak Unit 2 when such unit achieved commercial operation in August 1993 and the reduction in the AFUDC rate in January 1994.

   The regulatory disallowance in the twelve-month period reflects charges resulting from the Settlement Agreement among the parties in Docket 11735. (See
Note 6 to Condensed Consolidated Financial Statements.)

   Federal income taxes - other income increased for all periods primarily due to the effect of the regulatory disallowance taken in the prior period.

   Total interest charges, excluding AFUDC, decreased 4.1%, 2.5% and 1.7% for the three-, nine- and twelve-month periods, respectively. Interest on mortgage bonds decreased in all three periods as a result of reduced interest requirements due to the Company's refinancing efforts, partially offset by increased interest requirements for new issues sold. Interest on other long-term debt decreased in all three periods due to the continuing retirement of debt incurred in the purchases of the minority ownership interests in Comanche Peak. Other interest expense increased in all periods due primarily to interest on the bonded rates subject to refund to customers and increased amortization of debt issuance expenses and redemption premiums.

   Preferred stock dividends decreased 14.3%, 10.2% and 7.5% for the three-, nine- and twelve-month periods, respectively, primarily due to the redemption of certain series of higher dividend rate preferred stock.

   The major factors affecting consolidated net income for the three-, nine- and twelve-month periods were the recording of the regulatory disallowance in the corresponding period for the prior year, the implementation of the August 1993 rate increase, the discontinuation of the accrual of AFUDC on Comanche Peak Unit 2, and the commencement of depreciation on approximately $668 million of investment in Comanche Peak Unit 2 incurred after the end of the Docket 11735 test year which is not being recovered currently in rates. The cumulative effect of the factors mentioned above resulted in an increase in consolidated net income of 469.5%, 38.0% and 13.1% for the three-, nine- and twelve-month periods, respectively.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

RATE PROCEEDINGS

   Reference is made herein to Note 6 to Condensed Consolidated Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation contained in Part I of this Report regarding Rate Proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits filed as a part of Part II are:

             15  --  Letter from Deloitte & Touche LLP as to unaudited interim financial information.

             27  --  Financial Data Schedule

         (b) Reports on Form 8-K filed since June 30, 1994 are as follows:

             None

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.







                                          TEXAS UTILITIES COMPANY



                                            By   /s/ H. Dan Farell
                                              -----------------------
                                                  H. Dan Farell
                                                    Controller
                                                      and
                                            Principal Accounting Officer



Date:  November 11, 1994

                               INDEX TO EXHIBITS

                                                                   Sequentially
  Exhibit                                                            Numbered
    No.                      Description of Exhibit                    Page
  -------                ---------------------------               ------------
    15- Letter from Deloitte & Touche LLP as to unaudited interim financial information.

    27-     Financial Data Schedule