Form 10-K
period 1994-12-31
TEXAS UTILITIES CO
filed 1995-03-02
CIK 97561

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        ------------------------------
                                   FORM 10-K
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1994
                                      OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 1-3591
                        ------------------------------

                            TEXAS UTILITIES COMPANY

            (Exact name of registrant as specified in its charter)

                     A Texas              I.R.S. Employer
                   Corporation             No. 75-0705930

             Energy Plaza, 1601 Bryan Street, Dallas, Texas 75201
               (Formerly 2001 Bryan Tower, Dallas, Texas 75201)

                        Telephone Number (214) 812-4600
                        ------------------------------

Securities Registered Pursuant to Section 12(b) of the Act:
                                             Name of each exchange on
             Title of each class                which registered
             -------------------             ------------------------

       Common Stock, without par value      New York Stock Exchange, Inc.
                                         The Chicago Stock Exchange,
                                          Incorporated The Pacific Stock
                                           Exchange Incorporated

Securities Registered Pursuant to Section 12(g) of the Act: None

                                ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      Yes  X    No
                                                                   ---      ---
                                ---------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                                ---------------

     Aggregate market value of Common Stock held by non-affiliates, based on the last reported sale price on the composite tape on February 28, 1995:
$7,396,293,962
   Common Stock outstanding at February 28, 1995: 225,841,037 shares, without par value
                                ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement pursuant to Regulation 14A, which will be mailed to the Commission for filing on or about April 1, 1995, are incorporated by reference into Part III of this report.
================================================================================

                               TABLE OF CONTENTS

ITEM                              DESCRIPTION                               PAGE
- ----                              -----------                               ----

                                    PART I

 1   Business...............................................................   1
        The Company and Its Subsidiaries....................................   1
        Peak Load and Capability............................................   2
        Fuel Supply and Purchased Power.....................................   3
        Regulation and Rates................................................   7
        Competition.........................................................  10
        Environmental Matters...............................................  12

 2   Properties.............................................................  14
        Capital Expenditures................................................  15
        The TU Electric and SESCO Systems...................................  17

 3   Legal Proceedings......................................................  18

 4   Submission of Matters to a Vote of Security Holders....................  19

     Executive Officers of the Registrant...................................  19

                                    PART II

 5   Market for Registrant's Common Equity and Related Stockholder Matters..  20

 6   Selected Financial Data................................................  21
        Consolidated Financial Statistics...................................  21
        Consolidated Operating Statistics...................................  22

 7   Management's Discussion and Analysis of Financial Condition and
        Results of Operation................................................  23

 8   Financial Statements and Supplementary Data............................  28

 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................  58

                                     PART III

 10  Directors and Executive Officers of the Registrant.....................  58

 11  Executive Compensation.................................................  58

 12  Security Ownership of Certain Beneficial Owners and Management.........  58

 13  Certain Relationships and Related Transactions.........................  58

                                      PART IV

 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K........  59

                                    PART I

ITEM 1.  BUSINESS

                        THE COMPANY AND ITS SUBSIDIARIES

  Texas Utilities Company (Company) was incorporated under the laws of the State of Texas in 1945 and has perpetual existence under the provisions of the Texas Business Corporation Act. The Company is a holding company which owns all of the outstanding common stock of Texas Utilities Electric Company (TU Electric), which is the principal subsidiary of the Company, Southwestern Electric Service Company (SESCO) and six other wholly-owned subsidiaries which perform specialized functions within the Texas Utilities Company system. The Company and its subsidiaries are referred to herein as "System Companies".

  The Company holds no franchises other than its corporate franchise. TU Electric and SESCO possess all of the necessary franchises and certificates required to enable them to conduct their respective businesses (see Regulation and Rates).

  TU Electric is engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north central, eastern and western parts of Texas, with a population estimated at 5,730,000 - about one-third of the population of Texas. Electric service is provided in 91 counties and 372 incorporated municipalities, including Dallas, Fort Worth, Arlington, Irving, Plano, Waco, Mesquite, Grand Prairie, Wichita Falls, Odessa, Midland, Carrollton, Tyler, Richardson and Killeen. The area is a diversified commercial and industrial center with substantial banking, insurance, communications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the State. It also includes the Dallas-Fort Worth International Airport and the Alliance Airport.

  SESCO is engaged in the purchase, transmission, distribution and sale of electric energy in ten counties in the eastern and central parts of Texas with a population estimated at 125,000. SESCO generates no electric energy.

  For consolidated energy sales and operating revenues contributed by TU Electric and SESCO for each customer classification, see Item 6. Selected Financial Data - Consolidated Operating Statistics.

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

  Texas Utilities Services Inc. (TU Services) provides financial, accounting, information technology, personnel, procurement and other administrative services at cost to the System Companies. TU Services also acts as transfer agent, registrar and dividend paying agent with respect to the common stock of the Company and the preferred stock of TU Electric and as agent for participants under the Company's Automatic Dividend Reinvestment and Common Stock Purchase Plan.

  In May 1994, Texas Utilities Properties Inc. (TU Properties), a new wholly-owned subsidiary of the Company, was incorporated under the laws of the State of Texas. The principal function of TU Properties is to own, lease and manage real and personal properties, primarily for System Companies.

  Basic Resources Inc. was organized for the purpose of developing natural resources, primarily energy sources, and related technology and services.

                THE COMPANY AND ITS SUBSIDIARIES -- (CONCLUDED)

  Chaco Energy Company (Chaco) was organized to own and operate facilities for the acquisition, production, sale and delivery of coal and other fuels and currently leases extensive coal reserves.

  At December 31, 1994, the System Companies had 10,798 full-time employees.

                           PEAK LOAD AND CAPABILITY

  TU Electric's and SESCO's net capability, peak load and reserve, in megawatts
(MW), at the time of peak were as follows during the years indicated:

                                                      PEAK LOAD (a)
                                                 -----------------------
                                                             INCREASE
                                                            (DECREASE)       FIRM
                                 NET                           OVER          PEAK
 YEAR                         CAPABILITY        AMOUNT      PRIOR YEAR       LOAD       RESERVE(b)
- -----                       -------------       ------      ----------       ----       ----------
1994...................     22,493(c),(d)       18,173          (0.8)%      17,658         4,835
1993...................     21,697(d),(e)       18,324           4.6        17,852         3,845
1992...................     21,697(e)           17,525           3.4        17,102         4,595

__________________
(a) The 1994 peak load occurred on August 18. TU Electric peak load includes interruptible load at the time of peak of 656 MW in 1994, 499 MW in 1993 and 463 MW in 1992. At the time of 1994 peak load, SESCO purchased 143 MW of firm load outside the system.
(b)  Amount of net capability in excess of firm peak load at the time of peak.
(c) Included in net capability are 1,487 MW of firm purchased capacity, of which 1,264 MW were cogeneration and small power production.
(d) In November 1993, the emissions chimney serving Unit 3 (750 MW) of the Monticello lignite-fueled generating station (Monticello) collapsed, rendering the unit inoperable. The unit will be rebuilt and operated as a lignite/coal-fueled facility. TU Electric expects the unit to be returned to service in mid-1995. Such unit is included in net capability.
(e) For 1993 and 1992, included 1,771 MW of firm purchased capacity, of which 1,691 MW were cogeneration and small power production, and excluded Comanche Peak Unit 2 (1150 MW) which was placed into commercial service after the 1993 peak load.

  The peak load changes from 1993 to 1994 resulted primarily from milder than normal temperatures. The peak load changes in the prior periods resulted primarily from customer growth in the service area and weather factors. TU Electric expects to continue to purchase capacity in the future from various sources. (See Fuel Supply and Purchased Power and Note 11 to Consolidated Financial Statements.)

  Firm peak load increases over the next ten years are expected to average approximately 2.0% annually, after giving effect to load management programs (including interruptible contracts). Load management programs are designed to improve the efficient use of the TU Electric generating units and help delay the need to add new capacity. TU Electric periodically reviews its resource plans. When compared to the previous resource plan, the current plan reflects a three-year delay of the in-service date of the first 750 MW Twin Oak lignite unit and a delay of the second 750 MW Twin Oak lignite unit beyond the ten-year planning period (see Item 2. Properties - Capital Expenditures). In addition, the current plan reflects a two-year acceleration in the planned in-service dates of two 650 MW combined-cycle combustion turbines based on a phased installation approach as compared to the previous plan.

                    PEAK LOAD AND CAPABILITY-- (CONCLUDED)

  In October 1994, TU Electric filed an application for approval by the Public Utility Commission of Texas (PUC) of its Integrated Resource Plan (IRP) for the ten-year period 1995-2004. The IRP, developed as an experimental pilot project in conjunction with regulatory and customer groups, includes initiatives that address demand-side management resources, purchased power and future generating capacity which includes renewable energy sources. TU Electric expects to obtain approval of this application by mid-1995. The components of the IRP (see
Item 2. Properties - Capital Expenditures) are as follows:


                                                                                 INTEGRATED RESOURCE PLAN
                                                                                        1995-2004
                                                                                --------------------------
                                                                                    FIRM
                                                                                 CAPABILITY
                            RESOURCE ADDITIONS                                      (MW)           percent
                            ------------------                                  -----------        -------
Combustion Turbines (a)...................................................         1,496             31%
Load Management (b)(d)....................................................         1,220             26
Purchased Power...........................................................           941             20
Lignite/Coal..............................................................           750             16
Renewable Resources(c)(d).................................................           340              7
                                                                                   -----            ----
   Total..................................................................         4,747            100%
                                                                                   =====            ====

____________
(a) Excluded is 306 MW of gas-fueled backup of wind capacity included in Renewable Resources.
(b) TU Electric has negotiated contracts with eight suppliers of demand-side management services designed to displace a total of 72 MW by 2004.

(c) TU Electric has negotiated one purchased power contract for 4 MW of firm wind-powered resources to be placed in service by 1997 and plans to construct 30 MW of firm wind-powered resources.
(d)  Subject to the approval by the PUC of a cost recovery mechanism.

None of the aforementioned additions requires significant construction expenditures before 1997.

                        FUEL SUPPLY AND PURCHASED POWER

  Net system input for 1994 was 93,868 million kilowatt-hours (kWh) of which 81,321 million kWh were generated by TU Electric. Average fuel and purchased power cost (excluding capacity charges) per kWh of net input was 1.76 cents for 1994, 1.92 cents for 1993 and 1.85 cents for 1992. The decrease for 1994 primarily reflects the first full year of operation of Comanche Peak Unit 2. A comparison of the resource mix for net kWh input and the unit cost per million British thermal units (Btu) of fuel during the last three years is as follows:

                                                                      MIX FOR NET                              UNIT COST
                                                                      KWH INPUT                             PER MILLION BTU
                                                               --------------------------            ---------------------------
                                                               1994       1993       1992            1994        1993       1992
                                                               ----       ----       ----            ----        ----       ----
Fuel for Electric Generation:
    Gas/Oil (a).................................               34.2%      33.6%      34.4%          $2.53       $2.81      $2.69
    Lignite/Coal (b)............................               36.9       40.2       44.2            1.04        1.10       1.05
    Nuclear.....................................               15.6       12.4        8.1            0.67        0.71 (c)   0.41
                                                              -----      -----      -----
    Total/Weighted Average Fuel Cost............               86.7       86.2       86.7           $1.58       $1.73      $1.65
Purchased Power.................................               13.3       13.8       13.3
                                                              -----      -----      -----
    Total.......................................              100.0%     100.0%     100.0%
                                                              =====      =====      =====

________________
(a) Fuel oil was an insignificant component of total fuel and purchased power requirements.
(b) Lignite cost per ton to TU Electric was $13.34 in 1994, $13.98 in 1993 and $13.19 in 1992.
(c) Unit cost per million Btu in 1993 includes avoided cost of fuel during trial operations. The 1993 cost, excluding costs associated with Comanche Peak Unit 2 while in trial operations, was $0.62.

GAS/OIL

  Fuel gas for units at nineteen of the principal generating stations of TU Electric, having an aggregate net gas/oil capability of 12,861 MW, was provided during 1994 by Fuel Company. Fuel Company supplied approximately 44% of such fuel gas requirements under contracts with producers at the wellhead and under other contracts with dedicated reserves and 56% under contracts with commercial suppliers. Additional gas/oil-fueled combustion turbines, with an aggregate net capability of 1,802 MW, are planned for the future (see Peak Load and Capability and Item 2. Properties - Capital Expenditures).

  Fuel Company has acquired under contracts expiring at intervals through 2008, with producers at the wellhead, supplies of gas which are generally expected to be produced over a ten to fifteen year period. As gas production under contract declines and contracts expire, new contracts are expected to be negotiated to replenish or augment such supplies. Fuel Company has negotiated gas purchase contracts, with terms ranging from one to twenty years, with a number of commercial suppliers. Additionally, Fuel Company has entered into a number of short-term gas purchase contracts with other commercial suppliers at spot market prices; however, these contracts typically do not provide for a firm supply obligation from the seller or a firm purchase obligation from Fuel Company. In the past, curtailments of gas deliveries have been experienced during periods of winter peak gas demand; however, such curtailments have been of relatively short duration, have had a minimal impact on operations and have generally required utilization of fuel oil and gas storage inventories to replace the gas curtailed. During 1994, no curtailments were experienced.

  Fuel Company owns and operates an intrastate natural gas pipeline system which extends from the gas-producing area of the Permian Basin in West Texas to the East Texas gas fields and southward to the Gulf Coast area. This system includes a one-half interest in a 36-inch pipeline which extends 395 miles from the Permian Basin area of West Texas to a point of termination south of the Dallas-Fort Worth area and has a total estimated capacity of 885 million cubic feet per day with existing compression facilities. Additionally, Fuel Company owns a 39% undivided interest in another 36-inch pipeline connecting to this pipeline and extending 58 miles eastward to one of Fuel Company's underground gas storage facilities. Fuel Company also owns and operates approximately 1,650 miles of various smaller capacity lines which are used to gather and transport natural gas from other gas-producing areas. The pipeline facilities of Fuel Company form an integrated network through which fuel gas is gathered and transported to certain TU Electric generating stations for use in the generation of electric energy.

  Fuel Company also owns and operates three underground gas storage facilities with a usable capacity of 27.2 billion cubic feet with approximately 23.8 billion cubic feet of gas in inventory at December 31, 1994. Gas stored in these facilities currently can be withdrawn for use during periods of peak demand, to meet seasonal and other fluctuations or curtailment of deliveries by gas suppliers. Under normal operating conditions, up to 400 million cubic feet can be withdrawn each day for a ten-day period, with withdrawals at lower rates thereafter.

  Fuel oil is stored at all nineteen of the principally gas-fueled generating stations. At December 31, 1994, the System Companies had fuel oil storage capacity sufficient to accommodate approximately 6.5 million barrels of oil, with approximately 2.3 million barrels of oil in inventory. Fuel Company has access to an oil pipeline and owns a terminal facility to provide for more dependable and efficient movement of oil. Generally, oil required to replenish that oil removed from storage will be obtained through purchases in the open market.

LIGNITE/COAL

  Lignite is used as the primary fuel in two units at the Big Brown generating station (Big Brown), three units at Monticello, three units at the Martin Lake generating station (Martin Lake) and one unit at the Sandow generating station (Sandow), having an aggregate net capability of 5,845 MW. One other lignite-fueled unit, with a net capability of 750 MW, is included in the current IRP (see Peak Load and Capability and Item 2. Properties - Capital Expenditures). TU Electric's lignite units have been constructed adjacent to surface mined lignite reserves. At the present time, TU Electric owns in fee or has under lease an estimated 578 million tons of proven reserves dedicated to existing power plants and approximately 271 million tons dedicated to planned future power plants. Mining Company owns, leases and operates equipment to remove the overburden and to recover lignite. One of TU Electric's lignite units, Sandow 4, is fueled from lignite deposits owned by Alcoa, which furnishes fuel at no cost to TU Electric for that portion of energy generated from such unit which is equal to the amount of energy delivered to Alcoa (see Item 6. Selected Financial Data - Consolidated Operating Statistics).

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

  TU Electric supplemented TU Electric-owned lignite fuel at its Monticello and Big Brown plants with western coal from the Powder River Basin (PRB) in Wyoming. The coal was purchased and transported on an "as available, as required" basis. Because current mine capacity in the PRB is greater than demand, ample amounts of western coal are available at favorable prices. Fuel requirements at Monticello were reduced as a result of the November 1993 collapse of the emissions chimney at Unit 3. Consequently, deliveries of western coal were discontinued and lignite mining operations at the Monticello mines were reduced. When Unit 3 returns to service, lignite mining operations and western coal deliveries at Monticello will resume. TU Electric is also considering the use of western coal as a supplemental fuel at its other existing lignite-fueled plants and as a long-term alternative fuel for existing and future units. For information concerning applicable air quality standards, see Environmental Matters.

  Chaco has rights to sub-bituminous coal reserves totaling more than 120 million recoverable tons located in the Star Lake region of San Juan and McKinley counties in northwest New Mexico. In 1990, Chaco entered into a revised lease agreement with a major mineral interest owner, Hospah Coal Company (Hospah), a subsidiary of Santa Fe Industries, Inc. (Santa Fe), estimated to cover more than 300 million additional tons of recoverable coal in the same area of New Mexico. Chaco and Santa Fe also entered into a separate agreement providing for the transportation of coal mined from both of these deposits. In 1993, Santa Fe transferred the coal-related assets of Hospah to Hanson Natural Resources Company. This transfer of assets includes the lease agreement between Chaco and Hospah. This agreement will continue in accordance with its terms. Because of the ample availability of western coal at favorable prices from other mines, Chaco has delayed plans to commence mining operations, and accordingly, is reassessing its alternatives with respect to its coal properties including seeking other purchasers thereof. (See Note 11 to Consolidated Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.)

NUCLEAR

  TU Electric owns and operates two nuclear-fueled generating units at the Comanche Peak nuclear generating station (Comanche Peak), each of which is designed for a net capability of 1,150 MW. (See Peak Load and Capability.)

  The nuclear fuel cycle requires the mining and milling of uranium ore to provide uranium oxide concentrate (U/3/O/8/), the conversion of U/3/O/8/ to uranium hexafluoride (UF/6/), the enrichment of the UF/6/ and the fabrication of the enriched uranium into fuel assemblies. TU Electric has on hand or has contracted for the raw materials and services it expects to need for its nuclear units through future years as follows: uranium (2001), conversion (2003), enrichment (2014), and fabrication (2002). Although TU Electric cannot predict the future availability of uranium and nuclear fuel services, TU Electric does not currently expect to have difficulty obtaining U/3/O/8/ and the services necessary for its conversion, enrichment and fabrication into nuclear fuel for years later than those shown above.

  The National Energy Policy Act of 1992 (Energy Act) has provisions for the recovery of a portion of the costs associated with the decommissioning and decontamination of the gaseous diffusion plants used to enrich uranium for fuel. These costs are being recovered in fees paid to the Department of Energy as determined by the Secretary of Energy. The total annual assessment for all domestic utilities is capped at $150 million per federal fiscal year assessable for fifteen years. TU Electric's share, as established by the Department of Energy, is estimated to be about $900,000 per year.

  The Nuclear Waste Policy Act of 1982, as amended (NWPA), provides for the development by the federal government of interim storage and permanent disposal facilities for spent nuclear fuel and/or high level radioactive waste materials. TU Electric is unable to predict when the federal government will be able to provide such storage and disposal facilities. Under provisions of the NWPA, funding for the program is provided by a one-mill per kWh fee currently levied on electricity generated and sold from nuclear reactors, including the Comanche Peak units. Onsite storage capability for spent fuel is sufficient to accommodate the operation of Comanche Peak through the year 2001. TU Electric is currently evaluating options for increasing its storage capability, subject to approval by the Nuclear Regulatory Commission (NRC).

PURCHASED POWER

  In 1994, TU Electric and SESCO purchased an aggregate of 12,547 million kWh or approximately 13% of their energy requirements and had available 1,487 MW of firm purchased capacity, or approximately 7% of net capability under contract at the time of peak load. As a result of the renewable resources solicitation that was part of the IRP, TU Electric has negotiated a 15-year contract with a developer for the purchase of energy produced from wind turbines equivalent to approximately 40 MW (or 4 MW purchased power at peak load) beginning in 1997. This contract is currently under review and subject to the approval of the PUC as part of the IRP filing. TU Electric and SESCO may also acquire purchased power capacity in the future to accommodate a portion of system load and they continue to investigate potential available sources. For information concerning the IRP, see Peak Load and Capability and Note 10 to Consolidated Financial Statements.

                FUEL SUPPLY AND PURCHASED POWER -- (CONCLUDED)
GENERAL

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

  The PUC has original jurisdiction over electric rates and service in unincorporated areas and those municipalities that have ceded original jurisdiction to the PUC and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, the Texas Public Utility Regulatory Act (PURA) prohibits the collection of any rates or charges (including charges for fuel) by a public utility that does not have the prior approval of the PUC. As a result of a recent review of PURA as required by state law (Sunset Review), certain issues, including structure and practices of the PUC, recovery of federal income taxes through rates, flexible pricing, and deregulation of future wholesale power generation, will be considered in the current session of the Texas legislature.

  The construction of new production facilities of TU Electric is subject to PUC certification. In October 1994, TU Electric filed Notice of Intent (NOI) applications with the PUC in connection with the IRP for 1,802 MW of combustion turbines and 100 MW of renewable resources (wind turbines). An NOI is the first step in the process leading to PUC approval for construction of utility plant. (See Peak Load and Capability and Item 2. Properties -Capital Expenditures.)

  TU Electric is subject to the jurisdiction of the NRC with respect to nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such plants to continuing review and regulation.

  The System Companies are also subject to various other federal, state and local regulations. (See Environmental Matters.)

FUEL COST RECOVERY RULE

  Pursuant to a PUC rule governing the recovery of fuel costs, the recovery of TU Electric's eligible fuel costs is provided through fixed fuel factors. The rule allows a utility's fuel factor to be revised upward or downward every six months, according to a specified schedule. A utility is required to petition to make either surcharges or refunds to ratepayers, together with interest based on a twelve month average of prime commercial rates, for any material, as defined by the PUC, cumulative under- or over-recovery of fuel costs. If the cumulative difference of the under- or over-recovery, plus interest, is in excess of 4% of the annual estimated fuel costs most recently approved by the PUC, it will be deemed to be material. Accordingly, in August 1993 TU Electric petitioned the PUC for recovery of under-collected fuel costs for the period July 1992 through June 1993. The PUC approved recovery of $147.5 million of such costs, including interest through August 1994. This recovery was applied to mitigate the refund made by TU Electric in connection with the final order of the PUC in TU Electric's Docket 11735 rate case.(See Docket 11735.) In August 1994, TU Electric petitioned the PUC for a recovery of approximately $93 million, including interest, in under-collected fuel costs for the period July 1993 through June 1994. The PUC approved recovery of this amount over a six-month period beginning in January 1995. The PUC's approvals of both of these surcharges have been appealed by certain intervenors to the district courts of Travis County, Texas. In those appeals, those parties are contending that the PUC is without authority to allow a fuel cost surcharge without a hearing and findings that the costs are reasonable and necessary and that the prices charged to TU Electric by supplying affiliates are no higher than the prices charged by those affiliates to others for the same item or class of items. TU Electric will vigorously defend its position in these appeals but is unable to predict their outcome.

  The fuel cost recovery rule also contains a procedure for an expedited change in the fixed fuel factor in the event of an emergency. Final reconciliation of fuel costs must be made either in a reconciliation proceeding, which may cover no more than three years and no less than one year, or in a general rate case. In a final reconciliation, a utility has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. In addition, for generating utilities like TU Electric, the rule provides for recovery of purchased power capacity costs with respect to purchases from qualifying facilities, to the extent such costs are not otherwise included in base rates. The energy-related costs of such purchases are included in the fixed fuel factor. For non-generating utilities like SESCO, the rule provides for the recovery of all costs of power purchased at wholesale chargeable under rate schedules approved by a federal or state regulatory authority and all amounts paid to qualifying facilities for the purchase of capacity and/or energy, to the extent such costs are not otherwise included in base rates. Penalties of up to 10% will be imposed in the event an emergency increase has been granted when there was no emergency or when collections under the PCRF exceed PCRF costs by 10% in any month or 5% in the most recent twelve months.

FLEXIBLE RATE INITIATIVES

  In June 1994, TU Electric filed with the PUC and its municipalities with original regulatory jurisdiction a package of proposed flexible rates. Two of the proposed rates would allow for negotiated competitive pricing through reductions in demand charges to retain existing large retail and wholesale customers who have viable alternative sources of supply and would otherwise leave the system. The remaining two rates are an economic development rider and an environmental technology service rider. The economic development rider would provide an incentive to attract new businesses and jobs and to encourage existing customers to expand their facilities within TU Electric's service area. The environmental technology service rider would provide an incentive for qualifying customers to convert to advanced technologies that conserve total energy or improve the environment. These new rates have been approved and implemented in over 160 municipalities with original regulatory jurisdiction, including the cities of Dallas and Ft. Worth, within TU Electric's service territory. Following hearings on the proposed rates, however, the PUC issued an interim order on the rate package which either rejected or significantly weakened the proposed flexible rates, rendering them ineffective. In January 1995, TU Electric withdrew its package of proposed rates from consideration by the PUC. This action does not affect the over 160 municipalities with original regulatory jurisdiction where the flexible rates are already in effect. The Sunset Review of PURA by the Texas legislature in 1995 will include several of the key issues involved in this case. Through its involvement at the legislature and the PUC, TU Electric will continue to pursue the possibility of offering flexible rates.

DOCKET 11735

  In July 1994, the TU Electric filed a petition in the 200th Judicial District Court of Travis County, Texas to seek judicial review of the final order of the PUC granting a $449 million, or 9.0%, rate increase in connection with TU Electric's January 1993 rate increase request of $760 million, or 15.3% (Docket 11735). Other parties to the PUC proceedings also filed appeals with respect to various portions of the order. TU Electric is unable to predict the outcome of such appeals.

DOCKET 9300

  The PUC's final order (Order) in connection with TU Electric's January 1990 rate increase request (Docket 9300) has been reviewed by the 250th Judicial District Court of Travis County, Texas (District Court) and thereafter was appealed to the Court of Appeals for the Third District of Texas (Court of Appeals). In June 1994, the Court of Appeals affirmed a prudence disallowance of $472 million provided for in the Order with respect to Comanche Peak, reversed and remanded the portion of the District Court's judgment that had affirmed a disallowance of $25 million relating to TU Electric's reacquisitions of the minority owner interests in Comanche Peak nuclear fuel, and affirmed the District Court's remand of the remainder of the disallowance of $884 million relating to the reacquisitions of such minority owner interests. Therefore, the Court of Appeals remanded an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owner interests in Comanche Peak to the PUC for reconsideration and ordered that such reconsideration be on the basis of a prudent investment standard.

  In addition, the Court of Appeals reversed the District Court's finding that the PUC erred in ordering a refund of $2.5 million with respect to certain fuel gas costs. Also, the Court of Appeals specified that, on remand, the PUC will be required to re-evaluate the appropriate level of TU Electric's CWIP included in rate base in light of its financial condition at the time of the initial hearing and to reconsider whether the $442 million revenue increase provided for in the PUC's final order remains the benchmark in light of this re-examination.

  The same Court of Appeals had considered an appeal of another utility's rate case and ruled, in November 1993, that prior court rulings required that tax benefits generated by costs, including capital costs, not allowed in rates must be used to reduce rates charged to customers. In its opinion concerning TU Electric's Docket 9300 rate case, the Court of Appeals maintained that same position and, accordingly, reversed the District Court in that regard. TU Electric believes that such rulings are erroneous and not consistent with PURA. TU Electric contended that, according to a Private Letter Ruling issued to TU Electric by the Internal Revenue Service (IRS)

                      REGULATION AND RATES -- (CONCLUDED)

with respect to investment tax credits, such ratemaking treatment, to the extent related to property classified for tax purposes as public utility property, would result in a violation of the normalization rules under the Internal Revenue Code of 1986, as amended. Violation of the normalization rules would result in a significant adverse effect on TU Electric's results of operation and liquidity. If there are normalization violations, TU Electric will forfeit its investment tax credits which remain unamortized as of the date of the violation, and will also forfeit the ability to take advantage of accelerated tax depreciation in years to which the violative order relates. This could result in payments to the IRS of up to $1.3 billion.

  TU Electric disagrees with certain portions of the decision of the Court of Appeals, including specifically its decision with respect to federal income taxes, and has filed an appeal to the Supreme Court of Texas. Other parties have also filed appeals of this decision to the Supreme Court of Texas. TU Electric cannot predict whether such appeals will be accepted by the Supreme Court of Texas, and cannot predict the outcome of any such appeals or any resulting reconsideration of these appeals on remand by the PUC.

                                  COMPETITION
GENERAL

  As legislative, regulatory, economic and technological changes occur, the energy and utility industries are faced with increasing pressure to become more competitive while adhering to regulatory requirements. The level of competition is affected by a number of variables, including price, reliability of service, the cost of energy alternatives, new technologies and governmental regulations.

  Federal legislation such as the Public Utility Regulatory Policies Act of 1978 (PURPA) and, more recently, the Energy Act as well as initiatives in various states encourage competition among electric utility and non-utility power producers. Together with increasing customer demand for lower-priced electricity and other energy services, these measures have accelerated the industry's movement toward a more competitive pricing and cost structure.

  As a result of the shift in emphasis toward greater competition, large and small industry participants are attempting to penetrate wholesale, industrial and commercial markets, by offering energy services and energy-related products that are both economically and environmentally attractive to customers. In Texas, aggressive marketing of competitive prices by rural electric cooperatives, municipally-owned electric systems, and energy providers who are not subject to the traditional governmental regulation experienced by the energy and utility industries has intensified competition within the state's wholesale markets and, in multi-certificated areas, retail customer markets.

  Furthermore, there is increasing pressure on utilities to reduce costs, including the cost of power, and to tailor energy services to the specific needs of customers. Such competitive pressures among electric utility and non-utility power producers could result in the loss of customers and the cost of certain assets becoming stranded investment (i.e., assets, the full cost of which may not be recoverable from customers as a result of competitive pricing). To the extent stranded investment cannot be recovered from customers, it would be necessary for it to be borne by shareholders. In response to these competitive pressures, many utilities are implementing significant restructuring and re-engineering initiatives designed to make them more competitive. Since the implementation of an Operations Review and Cost Reduction program in April 1992, the System Companies continue to take competitive steps to reduce costs by streamlining business processes and operating practices (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation).

WHOLESALE MARKET AND TRANSMISSION ACCESS

  In the wholesale power market, TU Electric and SESCO compete with a variety of utilities and other suppliers, some of which are willing and able to sell at rates below TU Electric's standard wholesale power service rate as approved by the PUC. As a result, TU Electric has lost approximately 379 MW of wholesale load since the beginning of 1993. However, in 1994, wholesale revenues represented only approximately 4% of the Company's total consolidated operating revenues. TU Electric is responding to these load losses by proposing to competitively price its wholesale power so as to retain existing customers, and attract new wholesale business. At present, any competitive offer is made subject to appropriate regulatory approval. In connection with its Sunset Review, the Texas legislature is expected to consider legislation which, among other things, would deregulate future wholesale power generation. (See Regulation and Rates.)

  The Energy Act empowers the FERC to require utilities to provide transmission service for the delivery of wholesale power from other power producers to qualified resellers, such as municipalities, cooperatives, and other utilities. In December 1993, Tex-La Electric Cooperative of Texas, Inc. (Tex-La) filed with the FERC an application seeking an order under the Federal Power Act that would require TU Electric and SESCO to provide transmission, distribution and control area services necessary to enable Tex-La to purchase power from a competitor.
In December 1994, the FERC ordered that the service be provided under a rate methodology that TU Electric and SESCO consider to be unduly favorable to Tex-La and in abrogation of a power supply agreement between TU Electric and Tex-La.
TU Electric and SESCO have petitioned for a rehearing of the FERC's December order with respect to these issues. TU Electric and SESCO continue to pursue a rate methodology that more accurately reflects the cost of service to Tex-La. Tex-La represents approximately 80 MW of wholesale load which will no longer be supplied by TU Electric, but by a competitor; and an associated amount of generating costs or purchased power commitments will no longer be supported by Tex-La.

RETAIL MARKET

  TU Electric and SESCO are experiencing competition for retail load in areas which are multi-certificated with rural electric cooperatives or municipal utilities. Except in areas where there is multi-certification by the PUC, TU Electric and SESCO currently have the exclusive right to provide electric service to the public within their service areas.

  Legislatures and regulatory commissions in several states have begun to examine the possibility of mandated "retail wheeling", or the required delivery by an electric utility over its transmission and distribution facilities of energy produced by another entity to retail customers in such utility's service territory. If implemented, such access could allow a retail customer to purchase its electric service from any other electric service provider, subject to the practical constraints of long distance transmission. This issue has not been actively pursued by the PUC, although as a part of its Sunset Review, the Texas legislature may consider the issue.

  In addition, some energy consumers have the ability to produce their own electricity or to use alternative forms of energy. Industrial customers may also be able to relocate their facilities to a lower cost service area. To some degree, there is competition among utilities with defined service areas to attract and retain large customers. The System Companies are pursuing efforts to remain competitive through competitive pricing, economic development and other initiatives. (See Regulation and Rates.) Industrial customers represented approximately 17% of the Company's total consolidated operating revenues in 1994.

                          COMPETITION -- (CONCLUDED)

  Neither TU Electric nor SESCO are able to predict the extent of future competitive developments or what impact, if any, such developments may have on their operations.

                             ENVIRONMENTAL MATTERS

  The System Companies are subject to various federal, state and local regulations dealing with air and water quality and related environmental matters. (See Item 2. Properties - Capital Expenditures and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation for environmental expenditures.)

AIR

  Under the Texas Clean Air Act, the Texas Natural Resource Conservation Commission (TNRCC) has jurisdiction over the permissible level of air contaminant emissions from generating facilities located within the State of Texas. In addition, the new source performance standards of the Environmental Protection Agency (EPA) promulgated under the federal Clean Air Act, as amended (Clean Air Act), which have also been adopted by the TNRCC, are applicable to generating units, the construction of which commenced after September 18, 1978. TU Electric's generating units have been constructed to operate in compliance with current regulations and emission standards promulgated pursuant to these Acts; however, due to variations in the quality of the lignite fuel, operation of certain of the lignite-fueled generating units at reduced loads is required from time to time in order to maintain compliance with these standards.

  The Clean Air Act includes provisions which, among other things, place limits on the sulfur dioxide emissions produced by generating units. In addition to the new source performance standards applicable to sulfur dioxide, the Clean Air Act requires that fossil-fueled plants meet new sulfur dioxide emission allowances by 1995 (Phase I) and additional sulfur dioxide emission allowances by 2000 (Phase II). TU Electric's generating units are not affected by the Phase I requirements. The applicable Phase II requirements currently are met by 52 out of the 56 of TU Electric's generating units to which those requirements apply. Because the sulfur dioxide emissions from the other four units are relatively low and alternatives are available to enable these units to reduce sulfur dioxide emissions or utilize compensatory reduction allowances achieved in other units, compliance with the applicable Phase II sulfur dioxide requirements is not expected to have a significant impact on TU Electric. In January 1993, the EPA issued its "core" regulations to implement the sulfur dioxide reduction program. TU Electric is preparing compliance plans in accordance with these regulations and expects these plans to be implemented by January 1, 2000.

  To meet these sulfur dioxide requirements, the Clean Air Act provides for the annual allocation of sulfur dioxide emission allowances to utilities. Under the Clean Air Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances from or to other utilities. The EPA grants a maximum number of allowances annually to TU Electric based on the amount of emissions from units in operation during the period 1985-1987. The Clean Air Act also provides that TU Electric will be granted additional annual allowances for certain of TU Electric's units included in the IRP based on part of their anticipated emissions. TU Electric intends to utilize internal allocation of emission allowances within its system and, if cost effective, may purchase additional emission allowances to enable both existing and future electric generating units to meet the requirements of the Clean Air Act. TU Electric may sell excess emission allowances. TU Electric is unable to predict the extent to which it may generate excess allowances or will be able to acquire allowances from others if needed.

  TU Electric's lignite-fired generating units meet the nitrogen oxide limits currently required by the Clean Air Act. The TNRCC and the EPA have determined that the requirements of the Clean Air Act for ozone nonattainment areas will not require nitrogen oxide emission reductions at TU Electric's natural gas-fired units in the Dallas-Fort Worth area. The Clean Air Act also requires studies, which began in 1991, over a four year period by the EPA to assess the potential for toxic emissions from utility boilers. TU Electric is unable to predict either the results of such studies or the effects of any subsequent regulations. Continuous emission monitoring systems were required by the Clean Air Act to be installed by 1995 on most of TU Electric's fossil-fueled units. Installation began in 1992 and was completed in 1994 at a cost of approximately $38 million.

  Only certain parts of the regulations implementing the Clean Air Act have been published as final rules. Until more of these regulations have been promulgated and specific state requirements developed, TU Electric will not be able to fully determine the cost or method of compliance with these requirements. TU Electric believes that it can meet the requirements necessary to be in compliance with these provisions as they are developed. Estimates for the capital requirements related to the Clean Air Act are included in TU Electric's estimated construction expenditures. Any additional required capital costs, as well as any increased operating costs associated with new requirements or compliance measures, are expected to be recoverable through rates, as similar costs have been recovered in the past.

WATER

  The TNRCC and the EPA have jurisdiction over all water discharges (including storm water) from all System Companies' facilities. TU Electric's facilities are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TU Electric, Fuel Company, and Mining Company have obtained all required waste water discharge permits from the TNRCC and the EPA for facilities in operation and have applied for or obtained all such permits for facilities under construction. TU Electric, Fuel Company, and Mining Company believe they can satisfy the requirements necessary to obtain any required permits or renewals.

  Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TNRCC. TU Electric possesses all necessary permits for these activities from the TNRCC for its present operations.

OTHER

  Federal legislation regulating surface mining was enacted in August 1977 and regulations implementing the law have been issued. Mining Company's lignite mining operations are currently regulated at the state level by the Railroad Commission of Texas, with oversight by the United States Department of the
Interior's Office of Surface Mining, Reclamation and Enforcement.   Surface
mining permits have been issued for current Mining Company operations that provide fuel for Big Brown, Monticello and Martin Lake.

ITEM 1. BUSINESS (CONCLUDED)

                     ENVIRONMENTAL MATTERS -- (CONCLUDED)

  Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act (Texas Act) and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended (RCRA). The EPA has issued regulations under the RCRA and the TNRCC has issued regulations under the Texas Act applicable to System Companies' facilities. TU Electric has registered its solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

  Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide by 1996, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas is taking steps to site, construct and operate a low-level radioactive waste disposal site by 1997 and has submitted a license application in March 1992 for such a facility. The license application has been revised and the TNRCC is charged with processing the application and granting the permit. The State of Texas has agreed to a compact with the States of Maine and Vermont, which is subject to ratification by Congress, for such a facility. Low-level waste material is being stored on-site. TU Electric's on-site storage capacity is expected to be adequate until other facilities are available.

ITEM 2.  PROPERTIES

  The Company owns no utility plant or real property. At December 31, 1994, TU Electric owned or leased and operated the following units:


  ELECTRIC                                            NET
 GENERATING                                        CAPABILITY
   UNITS                     FUEL SOURCE              (MW)         %
 ----------                  -----------             ------       ----
     46       Natural Gas (a)....................    11,866       56.5%
      9       Lignite/Coal (b)...................     5,845       27.8
      2       Nuclear............................     2,300       11.0
     15       Combustion Turbines (c)............       975        4.6
     10       Diesel.............................        20        0.1
                                                     ------      -----
                   Total.........................    21,006      100.0%
                                                     ======      =====

____________________
(a) Thirty-seven natural gas units are designed to operate on fuel oil for short periods when gas supplies are interrupted or curtailed. Five natural gas units are designed to operate on fuel oil for extended periods. In 1994, one 70 MW natural gas unit was retired.
(b) Includes the Monticello Unit 3 (750 MW), expected to return to service in mid-1995.(See Peak Load and Capability.)
(c) Natural gas units leased and operated by TU Electric. Such units are designed to operate on fuel oil for extended periods.

  The principal generating facilities and load centers of TU Electric and SESCO are connected by 3,861 circuit miles of 345,000 volt transmission lines and 9,293 circuit miles of 138,000 and 69,000 volt transmission lines.

  TU Electric is connected by six 345,000 volt lines to Houston Lighting & Power Company; by three 345,000 volt, eight 138,000 volt and nine 69,000 volt lines to West Texas Utilities Company; by two 345,000 volt, seven 138,000 volt and one 69,000 volt lines to the Lower Colorado River Authority; by four 345,000 volt and eight 138,000 volt lines to the Texas Municipal Power Agency; and at several points with smaller systems operating wholly within Texas. SESCO is connected to TU Electric by three 138,000 volt lines, ten 69,000 volt lines and three lines at distribution voltage. TU Electric and SESCO are members of the Electric Reliability Council of Texas (ERCOT), an intrastate network of investor-owned entities, cooperatives and public entities. ERCOT is the regional reliability coordinating organization for member electric power systems in Texas.

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

                             CAPITAL EXPENDITURES

  The Company has taken steps to substantially reduce construction expenditures from amounts previously estimated. Such construction expenditures for utility related activities, excluding AFUDC (see Note 1 to Consolidated Financial Statements), and expenditures related to new generating units are presently estimated at $400 million for each of the years 1995, 1996, and 1997. The System Companies are subject to federal, state and local regulations dealing with environmental protection. (See Item 1. Business - Environmental

                      CAPITAL EXPENDITURES -- (CONCLUDED)

Matters.) Expenditures for construction to meet the requirements of such regulations at existing generating units are estimated to be $58 million for 1995 and were approximately $40 million in 1994, $34 million for 1993 and $25 million for 1992. Expenditures for nuclear fuel and non-utility property are presently estimated to be $63 million for 1995, $70 million for 1996, and $96 million for 1997.

  TU Electric's IRP includes 288 MW of simple-cycle combustion turbines and 214 MW of combined-cycle combustion turbines planned for completion during the peak season of 1999, a total of 1,300 MW of combined-cycle combustion turbines planned for completion during the peak seasons of 2000, 2001 and 2002, and a total of 300 MW (or 30 MW of firm capability) of wind or other renewable resources (100 MW planned for completion during each of the peak seasons of 1999, 2003 and 2004). Assuming these units are constructed and financed by TU Electric using traditional methods, approximately $200 million would be added to construction expenditures in 1997.

  TU Electric's IRP also includes one lignite-fueled 750 MW unit at Twin Oak currently scheduled for service for the peak season of 2003. Estimated construction expenditures, excluding AFUDC, for the 1995-1997 period do not include any significant amounts for the resumption of construction of this unit. Active construction and the accrual of AFUDC on Twin Oak, suspended in 1987 due to forecast changes in load growth, would need to resume in 1999 in order to meet the current schedule. Due to the delay, and the possibility of further delays resulting from forecast changes, in the schedule of Twin Oak, as well as the lignite-fueled Forest Grove facility which is not included in the ten-year resource plan, TU Electric is contemplating alternative uses for its investment in the projects, which might include construction as exempt wholesale generators, construction at different locations, or sale of the facilities. Management has no specific plans for alternative uses for, or any knowledge of an impairment of, such facilities. Some alternative uses, while contributing to the Company's long-term strategy for maximizing shareholder value, might not provide for the complete recovery of the Company's current investment in these facilities and related mining facilities. Such investment was approximately $807 million as of December 31, 1994.

  The re-evaluation of growth expectations, the effects of inflation, additional regulatory requirements and the availability of fuel, labor, materials and capital may result in changes in estimated construction costs and dates of completion. Commitments in connection with the construction program are generally revocable subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties. (See Item 1. Business - Peak Load and Capability.)

  The Company plans to seek new investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will likely enhance the long-term returns to its shareholders. The timing and amounts of any specific new business investment opportunities are presently undetermined.

  For information regarding financing of capital expenditures, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 2. PROPERTIES (CONCLUDED)

                       THE TU ELECTRIC AND SESCO SYSTEMS

                               DECEMBER 31, 1994


         [A MAP OUTLINING THE SERVICE SYSTEMS OF TU ELECTRIC AND SESCO
             APPEARS IN THE PAPER FORMAT VERSION OF THE DOCUMENT.]

ITEM 3.  LEGAL PROCEEDINGS

  In May 1990, Nancy F. King and Rodney B. Shields, allegedly as shareholders of the Company, filed suit in the United States District Court for the Northern District of Texas derivatively on behalf of the Company against the Company as a nominal defendant and James K. Dobey, Jack W. Evans, J. S. Farrington, William
M. Griffin, Margaret N. Maxey, Erle Nye, Charles R. Perry and William H. Seay, directors of the Company, and Burl B. Hulsey, Jr. and Charles N. Prothro, former directors of the Company. The plaintiffs alleged mismanagement involving gross negligence, willful misconduct, breaches of fiduciary duty and waste of corporate assets on the part of the defendants in connection with activities relating to Comanche Peak. In September 1991, the Court entered an order which stayed this suit until thirty days after entry of a final judgment by the District Court in TU Electric's appeal of the final order of the PUC in Docket 9300. In September 1992, a final judgment in this appeal was entered by the District Court. (See Item 1. Business -Regulation and Rates.) The plaintiff refused to extend the stay pending the appeals of this judgment, filed an amended complaint which claimed damages in excess of $1.247 billion, added as defendants two former directors of the Company, Perry G. Brittain and James H. Zumberge, and one current director of the Company, James A. Middleton, and removed Rodney B. Shields as a plaintiff. In response, the Company moved to extend the stay through resolution of the appeals or alternatively to dismiss the suit. In December 1992, this suit was consolidated with a similar suit described below. In January 1993, the Court entered an order which stayed the consolidated suit until thirty days after the disposition of all appeals from the final order of the PUC in Docket 9300. (See Item 1. Business - Regulation and Rates.)

  In November 1991, Sheree Anne Meyer, as custodian for Adam Joseph Davenport, allegedly as a shareholder of the Company, filed suit in the United States District Court for the Northern District of Texas derivatively on behalf of the Company and TU Electric against the Company and TU Electric as nominal defendants and J. S. Farrington, Erle Nye, James K. Dobey, Jack W. Evans, William M. Griffin, Margaret N. Maxey, James A. Middleton, Charles R. Perry and William H. Seay, directors of the Company, and James H. Zumberge, a former director of the Company, S. S. Swiger, a former officer of the Company, and T.
L. Baker, an officer of TU Electric. The plaintiff alleged breaches of fiduciary duty and negligence primarily relating to Comanche Peak, which the plaintiff claims had resulted in damages in an amount not less than $1.381 billion. In December 1991, the Court entered an order which stayed this suit until thirty days after entry of a final judgment by the District Court in TU Electric's appeal of the final order of the PUC in Docket 9300. In September 1992, a final judgment in this appeal was entered by the District Court. (See
Item 1. Business - Regulation and Rates.) The plaintiff refused to extend the stay pending the appeals of this judgment and the Company moved to extend the stay through resolution of the appeals or alternatively to dismiss the suit. In December 1992, this suit was consolidated into the suit described above. In January 1993, the Court entered an order which stayed the consolidated suit until thirty days after the disposition of all appeals from the final order of the PUC in Docket 9300. (See Item 1. Business - Regulation and Rates.)

  The plaintiffs, the Company and the individual defendants have entered into a settlement agreement with respect to the consolidated suit. The settlement is conditioned upon approval by the Court. A special litigation committee of the Company's Board of Directors, following an extensive evaluation, has approved the settlement. In February 1995, the Court approved the settlement on a preliminary basis and ordered the Company to notify its shareholders of the settlement and their opportunity to object to it. A final hearing on the settlement has been scheduled for May, 1995. Although such settlement agreement has not been finalized, tentative amounts of the settlement are considered to be immaterial.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.
______________________


                     EXECUTIVE OFFICERS OF THE REGISTRANT

                                     POSITIONS AND OFFICES
                                    PRESENTLY HELD (CURRENT            DATE FIRST
                                     TERM EXPIRES MAY 19,         ELECTED TO PRESENT                 BUSINESS EXPERIENCE
NAME OF OFFICER      AGE                   1995)                       OFFICE(S)                   (PRECEDING FIVE YEARS)
- ---------------      ---            -----------------------      -------------------               ----------------------
J. S. Farrington     60             Chairman, Chief              February 20, 1987         Same.
                                     Executive and
                                     Director
Erle Nye             57             President and                February 20, 1987         Same    and   Chief   Executive   of
                                     Director                                               TU Electric.

H. Jarrell Gibbs     57             Vice President and           November 15, 1991         President of TU Services; prior thereto,
                                     Principal Financial                                   Executive Vice President of TU Electric;
                                     Officer                                               prior thereto, Executive Vice President
                                                                                           of the Texas Electric Service Division of

                                                                                           TU Electric; prior thereto, Vice
                                                                                           President of TU Electric.

There is no family relationship between any of the above named executive officers.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is listed on the New York, Chicago and Pacific stock exchanges (symbol: TXU).

  The price range of the common stock of the Company on the composite tape, as reported by The Wall Street JOURNAL and the dividends paid, for each of the calendar quarters of 1994 and 1993 were as follows:


       Quarter Ended                Price Range                 Dividends Paid
       -------------       ------------------------------      ----------------
                               1994             1993            1994       1993
                           -------------    -------------       ----       ----
                            High    Low      High     Low
                           -----    ----    -----     ---
March 31.................  $43 1/8  $36 1/2  $47 3/8  $41 5/8   $0.77      $0.76
June 30..................   38       29 7/8   47 7/8   44 1/4    0.77       0.77
September 30.............   34 1/8   29 5/8   49 3/4   45 1/2    0.77       0.77
December 31..............   34 1/8   30 3/4   47       42 1/4    0.77       0.77
                                                                -----      -----
                                                                $3.08      $3.07
                                                                =====      =====

  The Company has declared common stock dividends payable in cash in each year since its incorporation in 1945. The Board of Directors of the Company, at its February 1995 meeting, declared a regular quarterly dividend of $0.77 a share. Future dividends, however, may vary depending upon the Company's profit levels and capital requirements as well as financial and other conditions existing at the time. Reference is made to Note 4 to Consolidated Financial Statements regarding limitations upon payment of dividends on common stock of TU Electric and SESCO.

  The approximate number of record holders of the common stock of the Company as of February 28, 1995, was 107,048.

Item 6.  SELECTED FINANCIAL DATA

                       CONSOLIDATED FINANCIAL STATISTICS

                                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------------
                                                                  1994        1993/*/        1992         1991/*/         1990
                                                                  ----        -------        ----         -------         ----
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Total assets -- end of year...................................$20,893,408   $21,518,128   $19,428,568   $18,792,782   $18,650,979
- ----------------------------------------------------------------------------------------------------------------------------------
Utility plant -- gross -- end of year......................... 24,206,351   $23,836,729   $23,043,778   $21,927,788   $20,726,629
  Accumulated depreciation and amortization -- end of year....  5,228,423     4,710,398     4,251,002     3,851,330     3,446,785
  Reserve for regulatory disallowances -- end of year.........  1,308,460     1,308,460     1,308,460     1,308,460            --

  Construction expenditures (including allowance for
     funds used during construction)..........................    444,245       871,450     1,136,971     1,232,239     1,453,594
- ----------------------------------------------------------------------------------------------------------------------------------

Capitalization -- end of year
  Long-term debt..............................................$ 7,888,413   $ 8,379,826   $ 7,931,981   $ 7,951,086   $ 7,380,575
  Preferred stock:
     Not subject to mandatory redemption......................    870,190     1,083,008       909,564     1,007,728     1,007,728
     Subject to mandatory redemption..........................    387,482       396,917       418,748       425,758       426,737
  Common stock equity.........................................  6,490,047     6,570,993     6,590,537     6,283,675     6,827,808
                                                              -----------   -----------   -----------   -----------   -----------
     Total....................................................$15,636,132   $16,430,744   $15,850,830   $15,668,247   $15,642,848
                                                              ===========   ===========   ===========   ===========   ===========
Capitalization ratios -- end of year
  Long-term debt..............................................       50.5%         51.0%         50.0%         50.8%         47.2%
  Preferred stock.............................................        8.0           9.0           8.4           9.1           9.2
  Common stock equity.........................................       41.5          40.0          41.6          40.1          43.6
                                                                    -----         -----         -----         -----         -----
     Total....................................................      100.0%        100.0%        100.0%        100.0%        100.0%
                                                                    =====         =====         =====         =====         =====
- ----------------------------------------------------------------------------------------------------------------------------------

Embedded interest cost on long-term debt -- end of year.......        8.7%          8.7%          9.2%          9.7%          9.8%
Embedded dividend cost on preferred stock -- end of year......        7.5%          7.6%          8.4%          8.5%          8.6%
- ----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of a change
  in accounting principle.....................................   $542,799      $368,660      $619,204     $(409,964)     $850,802
Cumulative effect of a change in accounting for unbilled
  revenue (Net of taxes of $41,679,000)(Note 12)..............         --            --        80,907            --            --
                                                              -----------   -----------   -----------   -----------   -----------
Consolidated net income (loss)................................   $542,799      $368,660      $700,111     $(409,964)     $850,802
                                                              ===========   ===========   ===========   ===========   ===========
Dividends declared on common stock............................   $695,590      $682,438      $653,146     $ 624,261      $575,424
- ----------------------------------------------------------------------------------------------------------------------------------

Common stock data
  Shares outstanding -- average...............................225,833,659   221,555,218   214,850,225   207,357,881   193,460,523
  Shares outstanding -- end of year...........................225,841,037   224,345,422   217,316,054   210,700,373   196,970,326
  Earnings per share (on average shares outstanding):
     Before cumulative effect of a change in accounting.......      $2.40         $1.66         $2.88        $(1.98)        $4.40
     Cumulative effect of a change in accounting
     for unbilled revenue.....................................         --            --          0.38            --            --
                                                                    -----         -----         -----         -----         -----
     Total earnings per average share.........................      $2.40         $1.66         $3.26        $(1.98)        $4.40
                                                                    =====         =====         =====         =====         =====
  Dividends declared per share................................      $3.08         $3.08         $3.04         $3.00         $2.96
  Book value per share -- end of year.........................     $28.74        $29.29        $30.33        $29.82        $34.66
  Return on average common stock equity.......................        8.3%          5.6%         10.9%         (6.3)%        12.9%
- ----------------------------------------------------------------------------------------------------------------------------------
Ratio of earnings to fixed charges:
  Pre-tax.....................................................        2.3           1.9           2.3           0.4           2.4
  After-tax...................................................        1.9           1.6           2.0           0.7           2.3
Allowance for funds used during construction as
  percent of consolidated net income..........................        4.1%         71.4%         43.5%           -- %        72.6%
- ----------------------------------------------------------------------------------------------------------------------------------

* Certain financial statistics for the years 1993 and 1991 were affected by TU Electric recording regulatory disallowances in the rate orders issued by the Public Utility Commission of Texas in Dockets 11735 and 9300, respectively. (See Note 10 to Consolidated Financial Statements.)

Item 6.  SELECTED FINANCIAL DATA (Concluded)

                       CONSOLIDATED OPERATING STATISTICS

                                                                               YEAR ENDED DECEMBER 31,

                                                               ---------------------------------------------------------
                                                                  1994       1993        1992       1991        1990
                                                                  ----       ----        ----       ----        ----

ELECTRIC ENERGY GENERATED AND
 PURCHASED (MWh)
 Generated -- net station output.............................  81,320,922   79,105,495  74,652,339  76,326,601  76,044,403
 Purchased and net interchange...............................  12,547,047   12,785,246  11,417,251  11,027,061  12,179,724
                                                               ----------   ----------  ----------  ----------  ----------
  Total generated and purchased..............................  93,867,969   91,890,741  86,069,590  87,353,662  88,224,127
 Company use, losses and unaccounted for.....................   4,734,007    6,397,110   5,747,156   4,996,123   4,496,294
                                                               ----------   ----------  ----------  ----------  ----------
  Total electric energy sales................................  89,133,962   85,493,631  80,322,434  82,357,539  83,727,833
                                                               ==========   ==========  ==========  ==========  ==========

ELECTRIC ENERGY SALES (MWh)
 Residential.................................................  30,645,788   30,221,666  27,266,411  28,505,885  28,157,802
 Commercial..................................................  25,226,370   24,044,045  22,959,464  23,012,114  23,429,101
 Industrial..................................................  23,271,474   21,415,721  21,108,894  21,482,750  21,839,196
 Government and municipal....................................   5,653,352    5,377,027   5,032,780   5,056,868   4,914,503
                                                               ----------   ----------  ----------  ----------  ----------
  Total general business.....................................  84,796,984   81,058,459  76,367,549  78,057,617  78,340,602
 Other electric utilities....................................   4,336,978    4,435,172   3,954,885   4,299,922   5,387,231
                                                               ----------   ----------  ----------  ----------  ----------
  Total electric energy sales................................  89,133,962   85,493,631  80,322,434  82,357,539  83,727,833
                                                               ==========   ==========  ==========  ==========  ==========

OPERATING REVENUES (thousands)
 Residential.................................................  $2,490,319   $2,254,832  $1,995,767  $2,043,421  $1,859,239
 Commercial..................................................   1,707,306    1,499,266   1,405,546   1,391,995   1,266,030
 Industrial..................................................     986,495      864,452     849,365     852,952     801,821
 Government and municipal....................................     399,906      342,639     304,286     303,597     273,596
                                                               ----------   ----------  ----------  ----------  ----------
  Total general business.....................................   5,584,026    4,961,189   4,554,964   4,591,965   4,200,686
 Other electric utilities....................................     216,172      215,625     209,170     228,075     232,755
                                                               ----------   ----------  ----------  ----------  ----------
  Total from electric energy sales...........................   5,800,198    5,176,814   4,764,134   4,820,040   4,433,441
 Other operating revenues (including unbilled revenue
  and over/under-recovered fuel revenue)/*/..................    (136,655)     257,698     143,742      73,133     109,182
                                                               ----------   ----------  ----------  ----------  ----------
    Total operating revenues.................................  $5,663,543   $5,434,512  $4,907,876  $4,893,173  $4,542,623
                                                               ==========   ==========  ==========  ==========  ==========

ELECTRIC CUSTOMERS (end of year)
 Residential.................................................   2,053,235    2,020,667   1,952,916   1,921,119   1,900,005
 Commercial..................................................     225,479      221,422     210,185     205,555     205,359
 Industrial..................................................      21,673       21,954      21,969      22,156      22,214
 Government and municipal....................................      29,437       29,034      28,204      27,719      24,538
                                                               ----------   ----------  ----------  ----------  ----------
  Total general business.....................................   2,329,824    2,293,077   2,213,274   2,176,549   2,152,116
 Other electric utilities....................................         212          220         243         247          63
                                                               ----------   ----------  ----------  ----------  ----------
 Total electric customers....................................   2,330,036    2,293,297   2,213,517   2,176,796   2,152,179
                                                               ==========   ==========  ==========  ==========  ==========

RESIDENTIAL STATISTICS (excludes master-metered
 customers, kWh sales and revenues)
  Average kWh per customer...................................      14,283       15,210      13,329      14,099      14,050
  Average revenue per kWh....................................       8.23c        7.59c       7.41c       7.26c       6.69c

______________________
Industrial classification includes service to Alcoa-Sandow:
  Electric energy sales (MWh)................................   3,886,258    3,166,797   3,157,852   3,359,824   3,517,431
  Operating revenues (thousands).............................     $54,699      $53,352     $56,043     $55,987     $55,274

/*/ In 1992, other operating revenues do not include $122,586,000 of unbilled base rate revenues which were reclassified as a cumulative effect of a change in accounting principle effective January 1, 1992.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

  The primary capital requirements of Texas Utilities Company (Company) in 1994 and as estimated for 1995 through 1997 are as follows:

                                                                         1994          1995           1996          1997
                                                                         ----          ----           ----          ----
                                                                                      THOUSANDS OF DOLLARS
Cash construction  expenditures (excluding
  allowance for funds used during construction).................     $  435,000      $400,000       $400,000      $400,000
Nuclear fuel (excluding allowance for funds used
  during construction) and non-utility property.................         71,000        63,000         70,000        96,000
Maturities and redemptions of long-term debt,
  sinking fund requirements and redemptions
  of preferred stock............................................      1,224,000        99,000        110,000       405,000
                                                                     ----------      --------       --------      --------
     Total......................................................     $1,730,000      $562,000       $580,000      $901,000
                                                                     ==========      ========       ========      ========

  For information concerning construction work contemplated by the Texas Utilities Company System (System Companies) and the commitments with respect thereto, see Item 2. Properties -- Capital Expenditures and Note 11 to Consolidated Financial Statements.

  The System Companies have generated cash from operations sufficient to meet operating needs, pay dividends on capital stock and finance capital requirements. For 1994, all of the cash needed for construction expenditures was generated from operations by the System Companies. Factors affecting the continued ability of Texas Utilities Electric Company (TU Electric) to fund its capital requirements from operations include responsive regulatory practices allowing recovery of capital investment through adequate depreciation rates, normalization of federal income taxes (see Note 10 to Consolidated Financial Statements), recovery of the cost of fuel and purchased power and the opportunity to earn competitive rates of return required in the capital markets.

  In order to remain competitive, the Company is aggressively managing its operating costs and capital expenditures through streamlined business processes and is developing and implementing strategies to address an increasingly competitive environment (see Item 1. Business - Competition). These strategies include initiatives to improve the Company's return on corporate assets and to maximize shareholder value through new marketing programs, creative rate design, and new business opportunities. Additional initiatives under consideration include the potential disposition or alternative utilization of existing assets and the restructuring of strategic business units. Some of the Company's assets, including approximately $807 million invested in partially completed generating facilities on which construction is temporarily suspended and related mining facilities (see Item 2. Properties - Capital Expenditures) and approximately $563 million invested in coal properties of Chaco Energy Company (see Item 1. Business - Fuel Supply and Purchased Power and Note 11 to Consolidated Financial Statements), are not contributing to earnings and, as a result, the Company is considering possible alternatives to the scheduled development, operation and recovery of such assets through traditional means. While the Company currently believes that its investment in these assets can be recovered, such alternatives, while contributing to the Company's long-term strategy for maximizing shareholder value, might include disposition for amounts which may be less than current book value with respect to these assets. It is not possible at this time to predict the effect any of these possible initiatives might have on the carrying value of the Company's assets or its results of operation.

  Although TU Electric cannot predict the outcome of its appeals of the Docket 9300 and 11735 rate decisions, future regulatory actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed above, which might significantly alter its basic financial position. (See Note 10 to Consolidated Financial Statements.)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

  External funds of a permanent or long-term nature are obtained through the sales of common stock, preferred stock and long-term debt by the System Companies. The capitalization ratios of the Company and its subsidiaries at December 31, 1994, consisted of approximately 50% long-term debt, 8% preferred stock and 42% common stock equity.

  Financings by System Companies totalled $440,442,000 in 1994. Proceeds from such financings were used primarily for the early redemption or reacquisition of debt and preferred stock. Financings in 1994 by the System Companies included the following:

LONG-TERM DEBT (TU ELECTRIC):
                                                              PRINCIPAL
                 DESCRIPTION                                   AMOUNT                  INTEREST RATE             MATURITY
                 -----------                                -------------             ---------------            --------
First mortgage and collateral trust bonds..................  $300,000,000                   6.06%                  1999
Pollution control revenue bonds............................    78,340,000              3.65% to 4.50%              2029
                                                             ------------
      Total................................................  $378,340,000
                                                             ============

COMMON STOCK (COMPANY):
                                                                                                                    NET
                 DESCRIPTION                                                               SHARES                 PROCEEDS
                 -----------                                                              ---------             -----------
Automatic dividend reinvestment and common stock purchase plan (a)..................      1,364,690             $56,671,000
Employees' thrift plan (a)..........................................................        130,925               5,431,000
                                                                                          ---------             -----------
      Total.........................................................................      1,495,615             $62,102,000
                                                                                          =========             ===========

_______________________
(a) Beginning March 1994, common stock requirements for these plans have been met through open market purchases. The Company does not anticipate the need to issue new shares for these plan requirements.

  Since December 31, 1993, the System Companies redeemed, reacquired or made principal payments of $1,223,723,000 on long-term debt and preferred stock. Early redemptions of long-term debt and preferred stock may occur from time to time in amounts presently undetermined. (See Notes 5 and 6 to Consolidated Financial Statements.)

  On February 24, 1995, TU Electric entered into a two-year term credit agreement with commercial banks for borrowings up to $300,000,000.

  The System Companies expect to sell additional debt and equity securities as needed including (i) the possible future sale by TU Electric of up to $650,000,000 of First Mortgage Bonds currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933 and (ii) the possible future sale by TU Electric of up to 250,000 shares of Cumulative Preferred Stock ($100 liquidation value) similarly registered. The Company and TU Electric have credit facility agreements (Agreements) with a group of commercial banks. The Agreements have two facilities, for each of which the Company pays a fee. Facility A provides for borrowings up to $300,000,000 and terminates April 28, 1995. The Company and TU Electric intend to negotiate an extension of this facility. Facility B provides for borrowings up to $700,000,000 and terminates April 29, 1999. The Company's borrowings under the Agreements are limited to $250,000,000. Borrowings under the Agreements will be used for working capital and other corporate purposes, including commercial paper backup. For more information regarding short-term financings of the Company, see Note 2 to Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

LIQUIDITY AND CAPITAL RESOURCES -- (CONCLUDED)

  In June 1994, Texas Utilities Properties Inc., a wholly-owned subsidiary of the Company, entered into an operating lease agreement with a bank leasing company for a 48-story office building which is being utilized as the corporate headquarters of the System Companies.

  The Company's capital requirements have not been significantly affected by the requirements of the federal Clean Air Act, as amended (Clean Air Act). Although TU Electric is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact on the Company. During 1994, installation of continuous emissions monitoring systems was completed at a total cost of approximately $38 million. Any additional required capital costs, as well as any increased operating costs, associated with these new requirements or compliance measures are expected to be recoverable through rates, as similar costs have been recovered in the past. Environmental expenditures for 1995 are estimated to be $58 million.

  The National Energy Policy Act of 1992 (Energy Act) addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. In addition, legislation is currently being considered by the Texas legislature which, if enacted, could impact the structure of the Public Utility Commission of Texas (PUC) and its regulatory practices and could lead to increased competition in some aspects of the electric utility industry. Although TU Electric and Southwestern Electric Service Company (SESCO) are unable to predict the ultimate impact of the Energy Act and any related regulations or any potential state legislation on their operations, they believe that such actions are consistent with the trend toward increased competition in the energy industry.

  While TU Electric and SESCO have experienced competitive pressures in the wholesale market resulting in approximately 379 MW loss of load for TU Electric since the beginning of 1993, wholesale sales represented a relatively low percentage of total consolidated operating revenues in 1994. TU Electric and SESCO are unable to predict the extent of future competitive developments in either the wholesale or retail markets or what impact, if any, such developments may have on their operations. (See Item 1. Business - Competition.)

RESULTS OF OPERATION

  Operating revenues increased approximately 4% and 11% for the years ended December 31, 1994 and 1993, respectively. The following table details the factors contributing to these changes:

                                                    INCREASE (DECREASE)
                                                    -------------------
                         FACTORS                    1994           1993
                         -------                    ----           ----
                                                    THOUSANDS OF DOLLARS
Base rate revenue............................     $452,677       $357,076
Fuel revenue.................................     (130,077)       150,707
Power cost recovery factor revenue...........      (38,955)        (1,313)
Unbilled revenue and other...................      (54,614)        20,166
                                                  --------       --------
  Total......................................     $229,031       $526,636
                                                  ========       ========

  Base rate revenue increased during the last two years due to increased energy sales and higher rate levels implemented in August 1993. Energy sales increased approximately 4% and 6% for 1994 and 1993, respectively. The increase in energy sales in 1994 was due primarily to increased billing days and an increase in commercial and industrial usage, partially offset by milder than normal weather. The increase in 1993 resulted from more normal weather conditions and an increase in customers. The rate increase placed in effect in August 1993 increased TU Electric's base rate revenues, net of amounts ultimately refunded, by approximately $343 million and $177 million in 1994 and 1993, respectively. Fuel revenue decreased in 1994

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION -- (CONTINUED)

due primarily to a reduction in gas prices and increased nuclear generation as compared to 1993. The increase in fuel revenue in 1993 resulted from increased energy sales and fuel costs. The decrease in unbilled revenue and other in 1994 resulted from milder than normal weather in December 1994 and an increase in the number of billing days in 1994. (See Note 12 to Consolidated Financial Statements.)

  With respect to operating expenses, fuel and purchased power expense decreased approximately 7% and increased approximately 11% for 1994 and 1993, respectively. Fuel and purchased power expense decreased in 1994 primarily due to a reduction in gas prices, lignite requirements, and purchase power commitments, and an increased utilization of nuclear fuel, offset by increased energy sales. Fuel and purchased power expense increased for 1993 primarily due to increased energy sales and gas prices partially offset by increased utilization of nuclear fuel. (See Item 1. Business -- Fuel Supply and Purchased Power and Item 6. Selected Financial Data -- Consolidated Operating Statistics.)

  Total operating expenses, excluding fuel and purchased power, increased approximately 9% and 16% for 1994 and 1993, respectively. Operation and depreciation expenses increased in 1994 primarily as a result of a full year's operation of Comanche Peak Unit 2, and increases in uncollectible accounts expense and demand-side management program costs. Operation, maintenance and depreciation expenses increased in 1993 as a result of the commencement of commercial operation of Comanche Peak Unit 2 in August 1993. Operation expense in 1993 also increased due to higher pension costs and other postretirement benefits costs, partially offset by lower employee labor costs. Maintenance expense for both periods was also affected by a 1993 review of TU Electric's inventory and subsequent adjustments recorded during the third and fourth quarters of 1993. Taxes other than income increased in both periods due primarily to increased local gross receipts taxes resulting from higher tax rates and increased revenues and an increase in ad valorem taxes charged to operation which were previously capitalized, and increased in 1994, due to a refund of franchise taxes in the prior period of approximately $23,875,000.

  AFUDC decreased approximately 92% and 14% in 1994 and 1993, respectively. The decrease in both periods was primarily due to the discontinuation of the accrual of AFUDC on Comanche Peak Unit 2 when such unit achieved commercial operation in August 1993.

  The regulatory disallowances in 1993 reflect charges resulting from a settlement agreement among the parties in Docket 11735.

  Other income and deductions -- net decreased over the prior period primarily due to changes in interest income on temporary cash investments and a decrease in interest income on under-recovered fuel revenue.

  Federal income taxes -- other income increased in 1994 and decreased in 1993 due primarily to the effect of recording taxes associated with the regulatory disallowance recorded in 1993. (See Note 7 to Consolidated Financial Statements.)

  Total interest charges, excluding AFUDC, decreased approximately 3% and less than 1% for 1994 and 1993, respectively. Interest on mortgage bonds decreased over the prior period as a result of reduced interest requirements due to the Company's refinancing efforts, partially offset by increased interest requirements for new issues sold. Interest on other long-term debt decreased in both periods due to the continuing retirement

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Concluded)

RESULTS OF OPERATION -- (CONCLUDED)

of debt incurred on the purchases of the minority ownership interests in Comanche Peak. Other interest expense increased over the prior period due primarily to interest on bonded rates refunded, an increase in short-term interest rates, and increased amortization of debt issuance expenses and redemption premiums.

  Preferred stock dividends decreased approximately 12% and 3% for 1994 and 1993, respectively, primarily due to the redemption of series with higher dividend rates partially offset, in 1993, by dividends on new issues.

  The major factors affecting earnings in 1994 and 1993 were the implementation of the Docket 11735 rate increase, the effect of recording regulatory disallowances, the discontinuation of the accrual of AFUDC on Comanche Peak Unit 2 and the commencement of depreciation on approximately $668 million of investment in Comanche Peak Unit 2 incurred after the end of the Docket 11735 test year which was not included in rates. Consolidated net income increased and decreased over the prior periods by approximately 47% for 1994 and 1993, respectively.

POSSIBLE CHANGE IN ACCOUNTING STANDARDS

  The Financial Accounting Standards Board (FASB) is expected to issue during 1995 a new accounting standard addressing the impairment of long-lived assets. Based upon FASB's exposure draft, which is subject to change, and its deliberations, any new standard would likely prescribe a methodology for assessing and measuring impairments in the carrying values of certain assets. If such new standard were adopted, the Company may be subject to a stricter standard for assessing asset impairment in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                                                                                     YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                 1994         1993         1992
                                                                                 ----         ----         ----
                                                                                      THOUSANDS OF DOLLARS
OPERATING REVENUES..............................................              $5,663,543   $5,434,512   $4,907,876
                                                                              ----------   ----------   -----------
OPERATING EXPENSES
 Fuel and purchased power.......................................               1,729,091    1,858,054    1,678,514
 Operation......................................................                 872,272      812,555      731,344
 Maintenance....................................................                 304,941      350,004      301,251
 Depreciation and amortization..................................                 549,539      439,548      421,300
 Federal income taxes (Notes 7 and 10)..........................                 316,995      322,118      171,088
 Taxes other than income........................................                 559,144      465,307      441,060
                                                                              ----------   ----------   -----------
  Total operating expenses......................................               4,331,982    4,247,586    3,744,557
                                                                              ----------   ----------   -----------
OPERATING INCOME................................................               1,331,561    1,186,926    1,163,319
                                                                              ----------   ----------   -----------
OTHER INCOME (LOSS)
 Allowance for equity funds used during construction............                  10,774      150,125      194,462
 Regulatory disallowances.......................................                      --     (359,556)          --
 Other income and deductions -- net.............................                  27,605       33,518       35,837
 Federal income taxes (Notes 7 and 10)..........................                  (9,643)     112,574      (11,417)
                                                                              ----------   ----------   -----------
  Total other income (loss).....................................                  28,736      (63,339)     218,882
                                                                              ----------   ----------   -----------
TOTAL INCOME....................................................               1,360,297    1,123,587    1,382,201
                                                                              ----------   ----------   -----------
INTEREST CHARGES
 Interest on mortgage bonds.....................................                 567,543      611,090      598,235
 Interest on other long-term debt...............................                  92,524      109,459      122,494
 Other interest.................................................                  66,809       32,254       33,586
 Allowance for borrowed funds used during construction..........                 (11,261)    (113,108)    (109,736)
                                                                              ----------   ----------   -----------
  Total interest charges........................................                 715,615      639,695      644,579
PREFERRED STOCK DIVIDENDS OF SUBSIDIARY.........................                 101,883      115,232      118,418
                                                                              ----------   ----------   -----------
Income before cumulative effect of a change
 in accounting principle........................................                 542,799      368,660      619,204
Cumulative effect of a change in accounting for unbilled
 revenue (Net of taxes of $41,679,000)(Note 12).................                      --           --       80,907
                                                                              ----------   ----------   -----------
CONSOLIDATED NET INCOME.........................................              $  542,799   $  368,660   $  700,111
                                                                              ==========   ==========   ===========

Average shares of common stock outstanding (thousands)..........                 225,834      221,555      214,850
Earnings per share (on average shares outstanding):
 Before cumulative effect of a change in accounting principle...                   $2.40        $1.66        $2.88
 Cumulative effect of a change in accounting
  for unbilled revenue..........................................                      --           --         0.38
                                                                                   -----        -----        ------
  Total earnings per share......................................                   $2.40        $1.66        $3.26
                                                                                   =====        =====        ======
Dividends declared per share of common stock....................                   $3.08        $3.08        $3.04



                 STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                 1994         1993         1992
                                                                                 ----         ----         ----
                                                                                      THOUSANDS OF DOLLARS
BALANCE AT BEGINNING OF YEAR....................................              $1,842,413   $2,171,018   $2,125,889
ADD -- Consolidated net income..................................                 542,799      368,660      700,111
       LESOP dividend deduction tax benefit (Note 7)............                   6,733        6,975           --
                                                                              ----------   ----------   -----------
 Total..........................................................               2,391,945    2,546,653    2,826,000
DEDUCT -- Dividends declared on common stock (for amounts per
           share, see Statements of Consolidated Income)........                 695,590      682,438      653,146
          Preferred stock redemption costs (net)................                   5,105       21,802        1,836
                                                                              ----------   ----------   -----------

BALANCE AT END OF YEAR..........................................              $1,691,250   $1,842,413   $2,171,018
                                                                              ==========   ==========   ===========

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                     --------------------------------------
                                                                                         1994         1993         1992
                                                                                         ----         ----         ----
                                                                                              THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
 Consolidated net income...............................................            $   542,799   $   368,660   $   700,111
 Adjustments to reconcile consolidated net income  to cash
  provided by operating activities:
  Depreciation and amortization (including amounts charged to fuel)....                710,196       543,441       477,201
  Deferred federal income taxes -- net.................................                261,452        82,290       171,487
  Federal investment tax credits -- net................................                (26,427)      (22,383)      (22,957)
  Allowance for equity funds used during construction..................                (10,774)     (150,125)     (194,462)
  Regulatory disallowances.............................................                     --       359,556            --
  Cumulative effect of a change in accounting for
   unbilled revenue - net..............................................                     --            --       (80,907)
  Changes in assets and liabilities:
   Receivables.........................................................                 10,408       (90,561)      103,394
   Inventories.........................................................                  2,673        11,112       (23,545)
   Accounts payable....................................................                (43,684)        2,797        20,599
   Interest and taxes accrued..........................................                (77,795)       14,449         2,267
   Other working capital...............................................               (131,506)      126,919        10,757
   Over/(under) - recovered fuel revenue -- net of deferred taxes......                113,693       (83,501)      (27,854)
   Voluntary retirement/severance program..............................                     --            --      (119,668)
   Other -- net........................................................                 68,549        29,751        10,179
                                                                                   -----------   -----------   -----------
    Cash provided by operating activities..............................              1,419,584     1,192,405     1,026,602
                                                                                   -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sales of securities:
  First mortgage bonds.................................................                378,340     2,448,465     1,808,595
  Other long-term debt.................................................                     --       325,000            --
  Preferred stock......................................................                    123       731,342            --
  Common stock.........................................................                 62,102       240,971       253,660
 Retirement of long-term debt and preferred stock......................             (1,176,023)   (2,944,339)   (1,851,325)
 Change in notes payable...............................................                363,886      (253,100)           --
 Common stock dividends paid...........................................               (694,355)     (674,869)     (646,002)
 Debt premium, discount, financing and reacquisition expenses..........                (21,799)     (141,545)     (126,916)
                                                                                   -----------   -----------   -----------
    Cash used in financing activities..................................             (1,087,726)     (268,075)     (561,988)
                                                                                   -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures.............................................               (444,245)     (871,450)   (1,136,971)
 Allowance for equity funds used during construction (excluding
  amount for nuclear fuel).............................................                  4,802       138,950       179,519
 Change in construction receivables/payables -- net....................                  3,897       (32,847)       (2,907)
                                                                                   -----------   -----------   -----------
   Cash construction expenditures......................................               (435,546)     (765,347)     (960,359)
 Non-utility property -- net...........................................                (14,967)      (10,171)      (12,024)
 Nuclear fuel (excluding allowance for equity funds used
  during construction).................................................                (62,655)      (16,889)      (33,656)
 Other investments.....................................................                (23,848)      (17,213)       (9,399)
                                                                                   -----------   -----------   -----------
    Cash used in investing activities..................................               (537,016)     (809,620)   (1,015,438)
                                                                                   -----------   -----------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS................................               (205,158)      114,710      (550,824)
CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE.........................                212,584        97,874       648,698
                                                                                   -----------   -----------   -----------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE............................            $     7,426   $   212,584   $    97,874
                                                                                   ===========   ===========   ===========

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                     1994          1993
                                                                                     ----          ----
                                                                                    THOUSANDS OF DOLLARS
UTILITY PLANT
 In service:
   Production..........................................................           $16,516,326   $16,476,725
   Transmission........................................................             1,573,634     1,542,399
   Distribution........................................................             4,048,867     3,822,202
   General.............................................................               456,212       477,515
                                                                                  -----------   -----------
    Total..............................................................            22,595,039    22,318,841
   Less accumulated depreciation.......................................             5,023,003     4,595,533
                                                                                  -----------   -----------
    Utility plant in service less accumulated depreciation.............            17,572,036    17,723,308
 Construction work in progress.........................................             1,060,731     1,040,483
 Nuclear fuel (net of accumulated amortization: 1994 -- $205,420,000;
  1993 -- $114,865,000)................................................               298,964       320,891
 Held for future use...................................................                46,197        41,649
                                                                                  -----------   -----------
    Utility plant less accumulated depreciation and amortization.......            18,977,928    19,126,331
 Less reserve for regulatory disallowances (Note 10)...................             1,308,460     1,308,460
                                                                                  -----------   -----------
    Net utility plant..................................................            17,669,468    17,817,871
                                                                                  -----------   -----------
INVESTMENTS
 Non-utility property..................................................               569,337       554,370
 Other investments.....................................................               122,906        99,748
                                                                                  -----------   -----------
    Total investments..................................................               692,243       654,118
                                                                                  -----------   -----------
CURRENT ASSETS
 Cash in banks.........................................................                 7,426         7,841
 Temporary cash investments -- at cost.................................                    --       204,743
 Special deposits......................................................                 1,002        21,975
 Accounts receivable:
   Customers (Note 9)..................................................               201,687       224,670
   Other...............................................................                38,712        27,439
   Allowance for uncollectible accounts................................                (5,095)       (6,394)
 Inventories -- at average cost:
   Materials and supplies..............................................               194,271       194,226
   Fuel stock..........................................................               145,662       148,380
 Prepaid taxes.........................................................                21,629        17,776
 Other prepayments.....................................................                41,871        44,250
 Deferred federal income taxes (Note 7)................................                37,113        43,543
 Other current assets..................................................                11,216        10,716
                                                                                  -----------   -----------
    Total current assets...............................................               695,494       939,165
                                                                                  -----------   -----------
DEFERRED DEBITS
 Unamortized regulatory assets:
   Debt reacquisition costs............................................               284,563       287,430
   Cancelled lignite unit costs........................................                18,049        20,678
   Rate case costs.....................................................                64,862        66,508
   Litigation and settlement costs.....................................                72,685        72,685
   Voluntary retirement/severance program..............................               184,340       212,367
   Recoverable deferred federal income taxes -- net (Note 7)...........             1,201,688     1,230,418
   Other regulatory assets.............................................                15,939        21,242
 Under-recovered fuel revenue..........................................                29,860       204,772
 Other deferred debits.................................................                36,902        63,559
                                                                                  -----------   -----------
    Total deferred debits..............................................             1,908,888     2,179,659
 Less reserve for regulatory disallowances (Note 10)...................                72,685        72,685
                                                                                  -----------   -----------
    Net deferred debits................................................             1,836,203     2,106,974
                                                                                  -----------   -----------

      Total............................................................           $20,893,408   $21,518,128
                                                                                  ===========   ===========

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                                  DECEMBER 31,
                                                                          ----------------------------
                                                                               1994          1993
                                                                               ----          ----
                                                                              THOUSANDS OF DOLLARS
CAPITALIZATION
 Common stock without par value -- net (Note 3):
  Authorized shares -- 500,000,000
  Outstanding shares:  1994 -- 225,841,037; 1993 -- 224,345,422.......      $ 4,798,797  $ 4,728,580
 Retained earnings....................................................        1,691,250    1,842,413
                                                                            -----------  -----------
   Total common stock equity..........................................        6,490,047    6,570,993
 Preferred stock:
  Not subject to mandatory redemption (Note 5)........................          870,190    1,083,008
  Subject to mandatory redemption (Note 5)............................          387,482      396,917
 Long-term debt, less amounts due currently (Note 6)..................        7,888,413    8,379,826
                                                                            -----------  -----------
   Total capitalization...............................................       15,636,132   16,430,744
                                                                            -----------  -----------

CURRENT LIABILITIES
 Notes payable -- commercial paper (Note 2)...........................          363,886           --
 Long-term debt due currently.........................................           74,610      151,105
 Accounts payable.....................................................          219,661      260,634
 Dividends declared...................................................          197,564      200,410
 Customers' deposits..................................................           56,391       50,798
 Taxes accrued........................................................          243,753      310,091
 Interest accrued.....................................................          183,545      195,002
 Refunds due to customers.............................................               --      141,153
 Other current liabilities............................................           95,329      106,192
                                                                            -----------  -----------
   Total current liabilities..........................................        1,434,739    1,415,385
                                                                            -----------  -----------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
 Accumulated deferred federal income taxes (Note 7)...................        2,852,462    2,686,409
 Unamortized federal investment tax credits...........................          679,104      705,531
 Other deferred credits and noncurrent liabilities....................          290,971      280,059
                                                                            -----------  -----------
   Total deferred credits and other noncurrent liabilities............        3,822,537    3,671,999


COMMITMENTS AND CONTINGENCIES (Note 11)...............................      -----------  -----------


   Total..............................................................      $20,893,408  $21,518,128
                                                                            ===========  ===========

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

  Consolidation -- The consolidated financial statements include the Company and its subsidiaries (System Companies). All significant intercompany items and transactions have been eliminated in consolidation. Certain financial statement items for 1993 and 1992 have been reclassified to conform to the 1994 presentation.

  In May 1994, Texas Utilities Properties Inc. (TU Properties), a new wholly-owned subsidiary of the Company, was incorporated under the laws of the State of Texas. The principal function of TU Properties is to own, lease and manage real and personal properties, primarily for System Companies. The activities of TU Properties are not expected to have a material effect on the Company's results of operation or financial position.

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

  TU Electric is capitalizing AFUDC, compounded semi-annually, on expenditures for ongoing construction work in progress (CWIP) and nuclear fuel in process not otherwise allowed in rate base by regulatory authorities. In connection with the implementation of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109) in 1993, TU Electric uses a rate that reflects the cost of funds plus a component for income taxes (gross rate). For 1994, a gross rate of 8.6% was used to capitalize AFUDC. This rate was effective in December 1994, retroactive to January 1994. Prior to the implementation of this rate, AFUDC was capitalized at a rate of 9.25% in 1994. In 1993, a gross rate of 10.4% was used for all CWIP. In 1992, TU Electric used a net-of-tax rate of 8.8% on projects commenced before March 1, 1986, and a gross rate of 10.4% on projects commenced thereafter. Rates were determined on the basis of, but are less than, the cost of capital used to finance the construction program.

  Depreciation of Utility Plant -- Depreciation is generally based upon an amortization of the original cost of depreciable properties (net of regulatory disallowances) on a straight-line basis over the estimated service lives of the properties. Depreciation as a percent of average depreciable property approximated 2.6%, 2.5% and 2.8% for 1994, 1993 and 1992, respectively. Depreciation also includes an amount for Comanche Peak nuclear generating station (Comanche Peak) decommissioning costs which is being accrued over the lives of the units and deposited to external trust funds. (See Note 11.)

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

1.  SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Amortization of Nuclear Fuel and Refueling Outage Costs -- The amortization of nuclear fuel in the reactors (net of regulatory disallowances) is calculated on the units of production method and, subsequent to commercial operation, is included in nuclear fuel expense. TU Electric accrues a provision for costs anticipated to be incurred during the next scheduled Comanche Peak refueling outage.

  Other Investments -- The difference of $45,462,000 between the amount at which the investments in subsidiaries is carried by the Company and the underlying book equity of such subsidiaries at the respective dates of acquisition is included in other investments.

  Revenues -- Revenues include billings under approved rates (including a fixed fuel factor) applied to meter readings each month on a cycle basis and an accrual of base rate revenue for energy provided after cycle billing but not billed through the end of each month (see Note 12). Revenues also include an amount for under- or over-recovery of fuel revenue representing the difference between actual fuel cost and billings under the approved fixed fuel factor and a provision that generally allows recovery through a Power Cost Recovery Factor, on a monthly basis, of the capacity portion of purchased power cost and wheeling cost from qualifying facilities not included in base rates. The fuel portion of purchased power cost is included in the fixed fuel factor. A utility's fuel factor can be revised upward or downward every six months, according to a specified schedule. A utility is required to petition to make either surcharges or refunds to ratepayers, together with interest based on a twelve month average of prime commercial rates, for any material cumulative under- or over-recovery of fuel costs. If the cumulative difference of the under- or over-recovery, plus interest, is in excess of 4% of the annual estimated fuel costs most recently approved by the PUC, it will be deemed to be material. A procedure exists for an expedited change in fuel factors in the event of an emergency. Final reconciliation of fuel costs must be made either in a reconciliation proceeding, which may cover no more than three years and no less than one year, or in a general rate case. TU Electric plans to file for a fuel reconciliation proceeding by the end of 1995 for the reconciliation period of July 1992 through June 1995.

  Federal Income Taxes -- The System Companies file a consolidated federal income tax return and federal income taxes are allocated to all System Companies based upon their taxable income or loss. Deferred federal income taxes are currently provided for temporary differences between the book and tax basis of assets and liabilities (including the provision for regulatory disallowances). Generally, such differences result primarily from the use of liberalized depreciation and cost recovery deductions allowable under the Internal Revenue Code, the under- or over-recovery of fuel revenue and unbilled revenues accrued for tax purposes. Investment tax credits are normally amortized to income over the estimated service lives of the properties. For 1992, the System Companies' taxes were provided for under the provisions of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes". (See Note 7 for change in accounting for income taxes.)

  Consolidated Cash Flows -- For purposes of reporting cash flows, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

1.  SIGNIFICANT ACCOUNTING POLICIES -- (CONCLUDED)

  The supplemental schedule below details cash payments and noncash investing and financing activities:

                                                          YEAR ENDED DECEMBER 31,
                                                   -------------------------------------
                                                    1994           1993            1992
                                                    ----           ----            ----
                                                            THOUSANDS OF DOLLARS
CASH PAYMENTS
 Interest (net of amounts capitalized).......      $678,682       $637,186       $600,273
 Income taxes................................      $220,316       $ 74,756       $ 28,033

NONCASH INVESTING AND FINANCING ACTIVITIES
 Acquisition of SESCO:
  Book value of assets acquired..............      $   --         $ 69,521       $   --
  Goodwill acquired..........................          --           32,059           --
  Less:  Liabilities assumed.................          --          (39,991)          --
  Less:  Stock issued                                  --          (59,976)          --
                                                   ---------      --------       --------
   Cash paid.................................          --            1,613           --
  Less: Cash acquired........................          --              376           --
                                                   ---------      --------       --------
   Net cash..................................      $   --         $  1,237       $   --
                                                   =========      ========       ========

2.  SHORT-TERM FINANCING

  At December 31, 1994, the Company and TU Electric had joint lines of credit aggregating $1,000,000,000 under credit facility agreements (Agreements) with a group of commercial banks. The Agreements have two facilities, for each of which the Company pays a fee. Facility A provides for borrowings up to $300,000,000 and terminates April 28, 1995. The Company and TU Electric intend to negotiate an extension of this facility. Facility B provides for borrowings up to $700,000,000 and terminates April 29, 1999. The Company's borrowings under the Agreements are limited to $250,000,000. Borrowings under the Agreements will be used for working capital and other corporate purposes, including commercial paper backup.

  At December 31, 1994, TU Electric had $363,886,000 of commercial paper outstanding with interest rates ranging from 5.99% to 6.80%. During the years 1994, 1993 and 1992, average amounts outstanding to banks for borrowings were $66,042,000, $84,934,000 and $277,306,000, respectively and to holders of commercial paper were $238,401,000, $54,401,000 and $8,069,000, respectively.
During such periods, weighted average interest rates to banks for borrowings were 4.92%, 3.84% and 4.28%, respectively and to holders of commercial paper were 4.94%, 3.72% and 3.79%, respectively. At December 31, 1994, the total of short-term borrowings authorized by the Board of Directors of the Company from banks or other lenders was $1,075,000,000.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

3.  COMMON STOCK

  The Company issued shares of its authorized but unissued common stock as follows:


                                           AUTOMATIC DIVIDEND           EMPLOYEES' THRIFT PLAN
                                         REINVESTMENT AND COMMON             AND EMPLOYEE
               PUBLIC OFFERING             STOCK PURCHASE PLAN           STOCK OWNERSHIP PLAN                   TOTAL
           -----------------------       -----------------------       ------------------------       --------------------------
YEAR       SHARES/*/       AMOUNT           SHARES        AMOUNT          SHARES      AMOUNT             SHARES       AMOUNT
- ----       ---------       ------           ------        ------          ------     -------             ------       ------
1994         --             --            1,364,690   $ 56,671,000       130,925   $ 5,431,000         1,495,615   $ 62,102,000
1993      1,420,316   $  59,976,000       5,163,587    220,848,000       445,465    20,123,000         7,029,368    300,947,000
1992         --             --            6,004,151    229,278,000       611,530    24,382,000         6,615,681    253,660,000
___________________

* Shares issued for public offering in 1993 were used in connection with the acquisition of SESCO.

  At December 31, 1994, 1,997,005 shares of the authorized but unissued common stock of the Company were reserved for issuance and sale pursuant to the above plans.

  In February 1994, the Company amended its Automatic Dividend Reinvestment and Common Stock Purchase Plan. The amendments included, among other things, the option to purchase common stock in the open market through an independent broker to meet share requirements under the plan. Beginning in March 1994, requirements under the Automatic Dividend Reinvestment and Common Stock Purchase Plan and the Employees' Thrift Plan of the Texas Utilities Company System (Thrift Plan) have been met through open market purchases of common stock.

  In 1990, the Thrift Plan borrowed $250,000,000 in the form of a note payable from an outside lender and purchased 7,142,857 shares of common stock (LESOP Shares) from the Company in connection with the leveraged employee stock ownership provision of the Thrift Plan. LESOP Shares are held by the trustee until allocated to Thrift Plan participants when required to meet the System Companies' obligations under terms of the Thrift Plan. The Company has purchased the note from the outside lender, which has been recorded as a reduction to common stock equity. The Thrift Plan uses dividends on the LESOP Shares purchased and contributions from the System Companies, if required, to repay interest and principal on the note. Common stock equity increases at such time as LESOP Shares are allocated to participants' accounts even though shares of common stock outstanding include unallocated LESOP Shares held by the trustee. Allocations to participants' accounts in 1994, 1993 and 1992 increased common stock equity by $8,115,000, $8,114,000 and $8,072,000, respectively.

  The Company has 50,000,000 authorized shares of serial preference stock having a par value of $25 a share, none of which has been issued.

4.  RETAINED EARNINGS

  The articles of incorporation and the mortgages, as supplemented, of TU Electric and SESCO, contain provisions which, under certain conditions, restrict distributions on or acquisitions of their common stock. At December 31, 1994, $154,542,000 of retained earnings were thus restricted as a result of such provisions. Retained earnings at such date also included $431,243,000, representing the Company's equity in undistributed earnings since acquisition included in transfers by TU Electric from its retained earnings to stated value of common stock. The total of such restricted retained earnings at December 31, 1994 was $585,785,000.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

5. AUTHORIZED PREFERRED STOCK OF TU ELECTRIC (CUMULATIVE, WITHOUT PAR VALUE, ENTITLED UPON LIQUIDATION TO A $100 SHARE; 17,000,000 SHARES)

                                                                                        REDEMPTION PRICE PER SHARE
                                      SHARES OUTSTANDING          AMOUNT           (BEFORE ADDING ACCUMULATED DIVIDENDS)
                                                                                   -------------------------------------
           DIVIDEND RATE                 DECEMBER 31,          DECEMBER 31,        DECEMBER 31,1994    EVENTUAL MINIMUM
- ----------------------------------   --------------------   ---------------------  ----------------   ------------------
                                        1994       1993        1994        1993
                                        ----       ----        ----        ----
                                                      THOUSANDS OF DOLLARS
NOT SUBJECT TO MANDATORY REDEMPTION
- -----------------------------------
$  4.50 series...................       74,367      74,367   $  7,440  $    7,440       $110.00            $110.00
   4.00 series (Dallas Power)....       70,000      70,000      7,049       7,049        103.56             103.56
   4.56 series (Texas Power).....      133,628     133,628     13,371      13,371        112.00             112.00
   4.00 series (Texas Electric)        110,000     110,000     11,000      11,000        102.00             102.00
   4.56 series (Texas Electric)         64,947      64,947      6,560       6,560        112.00             112.00
   4.24 series...................      100,000     100,000     10,081      10,081        103.50             103.50
   4.64 series...................      100,000     100,000     10,016      10,016        103.25             103.25
   4.84 series...................       70,000      70,000      7,000       7,000        101.79             101.79
   4.00 series (Texas Power).....       70,000      70,000      7,000       7,000        102.00             102.00
   4.76 series...................      100,000     100,000     10,000      10,000        102.00             102.00
   5.08 series...................       80,000      80,000      8,004       8,004        103.60             103.60
   4.80 series...................      100,000     100,000     10,009      10,009        102.79             102.79
   4.44 series...................      150,000     150,000     15,061      15,061        102.61             102.61
   7.20 series...................      200,000     200,000     20,044      20,044        103.21             103.21
   7.80 series...................        --        299,875       --        30,021          --                 --
   6.84 series...................      200,000     200,000     20,023      20,023        103.05             103.05
   7.24 series...................      249,800     249,800     25,100      25,100        103.42             103.42
   7.44 series...................        --        300,000       --        30,006          --                 --
   7.48 series...................        --        300,000       --        30,073          --                 --
   8.20 series...................        --        300,000       --        30,108          --                 --
   8.44 series...................        --        300,000       --        30,046          --                 --
   8.16 series...................        --        299,475       --        29,616          --                 --
   8.20 series (a)...............    1,250,000   1,250,000    120,637     120,759         (b)               100.00
   7.98 series...................      500,000     500,000     49,361      49,312         (b)               100.00
   7.50 series (a)...............    2,000,000   2,000,000    194,048     194,021         (b)               100.00
   7.22 series (a)...............    1.715,925   1,750,000    166,290     169,575         (b)               100.00
Adjustable rate series A (c).....    1,000,000   1,000,000     98,200      98,200       100.00              100.00
Adjustable rate series B (c).....      548,561     850,000     53,896      83,513       103.00              100.00
                                     ---------  ----------   --------  ----------
     Total.......................    8,887,228  11,022,092   $870,190  $1,083,008
                                     =========  ==========   ========  ==========

SUBJECT TO MANDATORY REDEMPTION (D)
- -----------------------------------
$  9.64 series (e)...............      900,000   1,000,000   $ 89,902  $   99,823         (f)                 (f)
 10.375 series...................      750,000     750,000     74,656      74,541         (b)              $100.00
  9.875 series...................      250,000     250,000     24,843      24,798         (b)               100.00
  6.98 series....................    1,000,000   1,000,000     99,047      98,874         (b)               100.00
  6.375 series...................    1,000,000   1,000,000     99,034      98,881         (b)               100.00
                                     ---------  ----------   --------  ----------
     Total.......................    3,900,000   4,000,000   $387,482  $  396,917
                                     =========  ==========   ========  ==========

- -----------------------------------------
(a) The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one quarter of a share of underlying preferred stock.
(b)  Preferred stock series is not redeemable at December 31, 1994.
(c) Adjustable rate series A bears a dividend rate for the period ended January 31, 1995, of $6.50 per annum and adjustable rate series B bears a dividend rate for the period ended December 31, 1994, of $7.00 per annum.
(d) TU Electric is required to redeem at a price of $100 per share plus accumulated dividends a specified minimum number of shares annually or semi-annually on the initial/next dates shown below. These redeemable shares may be called, purchased or otherwise acquired. Certain issues may not be redeemed at the option of TU Electric prior to 2003. TU Electric may annually call for redemption, at its option, an aggregate of up to twice the number of shares shown below for each series at a price of $100 per share plus accumulated dividends, except for the $9.64 series which may be redeemed in a minimum amount of 10,000 shares at any time at a price of $100 per share plus accumulated dividends plus a component at a variable price per share which is designed to maintain the expected yield at issuance:

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

5. PREFERRED STOCK OF TU ELECTRIC (CUMULATIVE, WITHOUT PAR VALUE, ENTITLED UPON LIQUIDATION TO $100 A SHARE; AUTHORIZED 17,000,000 SHARES) -- (CONCLUDED)

                             MINIMUM REDEEMABLE                                         INITIAL/NEXT DATE OF
           SERIES                  SHARES                                               MANDATORY REDEMPTION
           ------          ----------------------                                       --------------------
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

    Preferred stock mandatory redemption requirements for the next five years are $25 million in 1995, $45 million in 1996, $45 million in 1997, $35 million in 1998 and $20 million in 1999. The carrying value of preferred stock subject to mandatory redemption is being increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in preferred stock dividends.
(e) Under certain circumstances relating to a change in federal tax law governing the dividends received deduction applicable to eligible corporations, the dividend rate of the $9.64 series may increase to a maximum of $10.74.
(f) The redemption price is calculated on the business day next preceding the settlement date at a price of $100 per share plus accumulated dividends plus a component which is designed to maintain the expected yield at issuance.



      In January 1995, TU Electric reacquired 62,500 shares of the $7.22 series and 23,750 shares of the $7.50 series.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

6.  LONG-TERM DEBT, LESS AMOUNTS DUE CURRENTLY

                                                                  DECEMBER 31,
                                                          -----------------------------
                                                          1994                     1993
                                                          ----                     ----
                                                              THOUSANDS OF DOLLARS

First mortgage bonds:
       4-1/2%     series due 1995......................     $    --            $ 14,000
       4-1/2%     series due 1995......................          --              16,000
       4.70 %     series due 1995......................          --                 710
       4-7/8%     series due 1996......................          --              20,000
       5    %     series due 1996......................          --              20,000
       5-1/8%     series due 1996......................          --              15,000
       5-3/8%     series due 1997......................          --              16,000
       5-1/2%     series due 1997......................          --              30,000
       6-1/8%     series due 1997......................          --              18,000
       6-3/8%     series due 1997......................      175,000            175,000
       7-1/8%     series due 1997......................      150,000            150,000
       5-1/2%     series due 1998......................      125,000            125,000
       5-3/4%     series due 1998......................      150,000            150,000
       5-7/8%     series due 1998......................      175,000            175,000
       6-1/2%     series due 1998......................        1,095              1,110
       7-3/8%     series due 1999......................      100,000            100,000
       Floating rate series due 1999 (a)...............      300,000                --
       9-1/2%    series due 1999.......................      200,000            200,000
       8-7/8%    series due 2000.......................          --              25,000
       7-3/8%    series due 2001.......................          --              30,000
       7-3/8%    series due 2001.......................      150,000            150,000
       7-5/8%    series due 2002.......................          --              30,000
       7.95 %    series due 2002.......................          924                936
       8    %    series due 2002.......................      147,000            147,000
       8-1/8%    series due 2002.......................      150,000            150,000
       6-3/4%    series due 2003.......................      200,000            200,000
       6-3/4%    series due 2003.......................      100,000            100,000
       6-1/4%    series due 2004.......................      125,000            125,000
       8-1/4%    series due 2004.......................      100,000            100,000
       6-3/4%    series due 2005.......................      100,000            100,000
       9-1/2%    series due 2005.......................          --              50,000
       8.60 %    series due 2006.......................          --             100,000
       8-7/8%    series due 2006.......................          --             100,000
       10.44%    series due 2008.......................      150,000            150,000
       9-7/8%    series due 2019.......................      111,150            150,000
       10   %    series due 2019.......................          --             100,000
      10-5/8%    series due 2020.......................      250,000            250,000
       9-3/4%    series due 2021.......................      300,000            300,000
       8-7/8%    series due 2022.......................      175,000            175,000
       9    %    series due 2022.......................      100,000            100,000
       7-7/8%    series due 2023.......................      300,000            300,000
       8-3/4%    series due 2023.......................      200,000            200,000
       7-7/8%    series due 2024.......................      225,000            225,000
       8-1/2%    series due 2024.......................      175,000            175,000
       7-3/8%    series due 2025.......................      300,000            300,000
       7-5/8%    series due 2025.......................      250,000            250,000
Pollution control series:
  Sabine River Authority of Texas
       9    %    series due 2007.......................       55,000             55,000
       7-3/4%    series due 2016.......................       70,000             70,000
       8-1/8%    series due 2020.......................       40,000             40,000
       8-1/4%    series due 2020.......................       11,000             11,000
       5.55 %    series due 2022.......................       75,000             75,000
       6.55 %    series due 2022.......................       40,000             40,000

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

6.   LONG-TERM DEBT, LESS AMOUNTS DUE CURRENTLY - (CONTINUED)

                                                                                  DECEMBER 31,
                                                                          -----------------------------
                                                                             1994              1993
                                                                             ----              ----
                                                                              THOUSANDS OF DOLLARS

    Brazos River Authority of Texas
       8-1/4%     series due 2016...................................      $  200,000      $  200,000
       7-7/8%     series due 2017...................................         100,000         100,000
       9-7/8%     series due 2017...................................         112,000         112,000
       9-1/4%     series due 2018...................................         100,000         100,000
       8-1/4%     series due 2019...................................         100,000         100,000
       8-1/8%     series due 2020...................................          50,000          50,000
       7-7/8%     series due 2021...................................         100,000         100,000
       Taxable series due 2021  (b).................................         100,000         178,340
       5-1/2%     series due 2022...................................          50,000          50,000
       5.85 %     series due 2022...................................          33,465          33,465
       6-5/8%     series due 2022...................................          33,000          33,000
       6.70 %     series due 2022...................................          16,935          16,935
       6-3/4%     series due 2022...................................          50,000          50,000
       Taxable series due 2023  (b).................................         100,000         100,000
       6.05 %     series due 2025...................................          90,000          90,000
       6-1/2%     series due 2027...................................          46,660          46,660
       6.10 %     series due 2028...................................          50,000          50,000
       Series  1994A  due 2029  (c).................................          39,170             --
       Series  1994B  due 2029  (c).................................          39,170             --
    Trinity River Authority of Texas
      9    %     series due 2007....................................          12,000          12,000
  Secured medium-term notes, series A...............................          30,000          45,000
  Secured medium-term notes, series B...............................         130,000         140,000
  Secured medium-term notes, series C...............................          95,000         135,000
                                                                          ----------      ----------
      Total first mortgage bonds....................................       6,953,569       7,342,156
General obligation bonds............................................          10,000          10,000
Promissory note and debt assumed for
  purchase of utility plant (d).....................................         338,963         344,161
Senior notes........................................................         657,164         686,800
Notes payable to banks (e)..........................................           --             75,000
Unamortized premium and discount....................................         (71,283)        (78,291)
                                                                          ----------      ----------
      Total long-term debt, less amounts
         due currently..............................................      $7,888,413      $8,379,826
                                                                          ==========      ==========

_____________________________
(a) Floating rate series due May 1, 1999 bears an interest rate for the period November 1, 1994 to January 31, 1995 of 6.0625%. Such interest rate is reset on a quarterly basis.
(b)  Taxable pollution control series consist of two series:   $100,000,000 of
     series 1991D due 2021 at 8.85% through June 1, 1995 and $100,000,000  of flexible rate series 1993 due 2023 at 5.50% on December 31, 1994. Series 1993 bonds are in a flexible mode and, while in such mode, will be remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit with maturities in excess of one year. The Series 1991D bonds will be repriced on the mandatory tender date of June 1, 1995. TU Electric has existing lines of credit that would allow refinancing of bonds not supported by the letter of credit on a long-term basis should remarketing prove unsuccessful.
(c) Series 1994A and Series 1994B due 2029 are in a flexible mode with interest rates on December 31, 1994 ranging from 3.65% to 4.50% and, while in such mode, will be remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit with maturities in excess of one year.
(d) In 1988, TU Electric purchased the ownership interest in Comanche Peak of Brazos Electric Power Cooperative and issued a promissory note payable over 33 years. The note is secured by a mortgage on the acquired interest. In 1990, TU Electric purchased the ownership interest in Comanche Peak of Tex-La Electric Cooperative of Texas, Inc. (Tex-La) and assumed debt of Tex-La payable over approximately 32 years. The assumption is secured by a mortgage on the acquired interest. The Company has guaranteed these various payments.
(e) The interest rate is reset at the beginning of each period, with the duration of each period being selected by Texas Utilities Fuel Company.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

6.  LONG-TERM DEBT, LESS AMOUNTS DUE CURRENTLY -- (CONCLUDED)

  In January and February 1995, TU Electric reacquired $18,500,000 of 9-7/8% First Mortgage and Collateral Trust Bonds due November 1, 2019. On February 24, 1995, TU Electric entered into a two-year term credit agreement with commercial banks for borrowings up to $300,000,000.

  Sinking fund and maturity requirements for the years 1995 through 1999 under long-term debt instruments in effect at December 31, 1994, were as follows:

                                                            SINKING                                MINIMUM CASH
YEAR                                                         FUND               MATURITY/*/        REQUIREMENT
- ----                                                        -------            -------------       ------------
                                                                           THOUSANDS OF DOLLARS
1995....................................................    $23,061             $ 50,710            $ 73,771
1996....................................................     23,560               41,000              64,560
1997....................................................     23,996              335,800             359,796
1998....................................................     25,251              451,065             476,316
1999....................................................     40,803              630,000             670,803

________________________
* The maturity requirement does not include in 1995, which is expected to be the mandatory tender of TU Electric's remarketed. taxable pollution control series, equal to $100,000,000 in 1995, which is expected to be remarketed.

  TU Electric first mortgage bonds are secured by the Mortgage and Deed of Trust dated as of December 1, 1983, as supplemented, between TU Electric and Irving Trust Company (now The Bank of New York), Trustee. SESCO first mortgage bonds are secured by the Mortgage and Deed of Trust dated as of May 1, 1945, as supplemented, between SESCO and NationsBank of Texas, N.A., successor Trustee. Electric plant of TU Electric and SESCO is generally subject to the liens of their respective mortgages.

7.  FEDERAL INCOME TAXES

  In January 1993, the Company adopted Statement 109, which among other things, requires the liability method of recognition for all temporary differences, requires that deferred tax liabilities and assets be adjusted for an enacted change in tax laws or rates and prohibits net-of-tax accounting and reporting. Certain provisions of Statement 109 provide that regulated enterprises are permitted to recognize such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. Accordingly, at December 31, 1994, the Company's consolidated balance sheet reflects a regulatory asset of approximately $1.2 billion net of an approximate $0.6 billion regulatory liability. The cumulative effect on consolidated net income of adopting Statement 109 was not considered material to the annual results of operation.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

7.  FEDERAL INCOME TAXES -- (CONTINUED)

  The details of federal income taxes are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                             1994       1993        1992
                                                             ----       ----        ----
                                                                THOUSANDS OF DOLLARS
Charged (credited) to operating expenses:
 Current................................................   $182,160    $126,950   $ 32,934
                                                           --------    --------   --------
 Deferred -- net:
   Differences between depreciation methods and lives...    232,430     205,545    182,039
   Certain capitalized construction costs...............    (11,504)     33,251      5,189
   Under-recovered fuel revenue.........................    (59,224)     43,436     13,371
   Early redemptions of long-term debt..................       (391)     22,944     35,543
   Benefit plans........................................     (8,528)      1,251     (6,765)
   Unbilled revenue.....................................     10,992     (11,990)    (4,568)
   Alternative minimum tax..............................   (140,010)    (97,248)   (43,494)
   Investment tax credit carryforward...................      6,229      25,403      9,451
   Amortization of tax rate differences.................     (9,619)     16,411     (2,661)
   Provision for refunds and related interest -- net....     49,404     (39,871)     6,282
   Prior year adjustments...............................     20,683      (2,643)     1,251
   Net operating loss carryforward......................     91,011      23,430    (73,179)
   Voluntary retirement/severance costs.................     (9,800)     (3,566)    40,288
   Other................................................    (10,411)      1,198     (1,636)
                                                          ---------   ---------   --------
    Total...............................................    161,262     217,551    161,111
                                                          ---------   ---------   --------
 Investment tax credits -- net..........................    (26,427)    (22,383)   (22,957)
                                                          ---------   ---------   --------
     Total to operating expenses........................    316,995     322,118    171,088
                                                          ---------   ---------   --------
Charged (credited) to other income:
 Current................................................    (29,327)    (23,484)   (13,308)
                                                          ---------   ---------   --------
 Deferred -- net:
   Alternative minimum tax..............................    (25,806)     (4,256)     5,856
   Advance royalties....................................      5,612       5,452      5,452
   Amortization of tax rate differences.................        --      (18,699)       --
   Regulatory disallowances.............................        --     (102,034)       --
   Amortization of regulatory disallowances.............     41,276      29,477     22,883
   Net operating loss carryforward......................     20,808         --     (10,005)
   Other................................................     (2,920)        970        539
                                                          ---------   ---------   --------
    Total...............................................     38,970     (89,090)    24,725
                                                          ---------   ---------   --------
      Total to other income.............................      9,643    (112,574)    11,417
                                                          ---------   ---------   --------
Charged (credited) to cumulative effect of a change in
  accounting for unbilled revenue -- deferred...........        --          --      41,679
Charged (credited) to retained earnings:
  LESOP dividend deduction..............................     (6,733)     (6,975)       --
                                                          ---------   ---------   --------
    Total federal income taxes..........................   $319,905    $202,569   $224,184
                                                          =========   =========   ========

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

7.  FEDERAL INCOME TAXES -- (CONTINUED)

  The significant components of the Company's deferred federal income tax assets and liabilities reflected net in the consolidated balance sheets are as follows:

                                                                            DECEMBER 31,
                                                                       ---------------------
                                                                         1994         1993
                                                                         ----         ----
                                                                        THOUSANDS OF DOLLARS
DEFERRED TAX ASSETS
 Current:
   Unbilled revenues.................................................  $   27,552  $   38,684
   Bad debt reserve..................................................       4,448       4,941
   Nuclear outage expense............................................       5,202          --
   Other.............................................................         (89)        (82)
                                                                       ----------  ----------
    Total current....................................................  $   37,113  $   43,543
                                                                       ==========  ==========
 Non-Current:
   Unamortized ITC...................................................  $  359,839  $  373,589
   Regulatory disallowances..........................................     276,717     318,025
   Alternative minimum tax...........................................     566,707     418,257
   Tax rate differences..............................................      89,289      94,581
   Net operating loss carryforward...................................      30,474     132,593
   Other.............................................................      55,295      99,027
                                                                       ----------  ----------
    Total non-current................................................   1,378,321   1,436,072
                                                                       ----------  ----------

DEFERRED TAX LIABILITIES
 Non-Current:
  Capitalized construction costs.....................................   2,062,626   2,108,906
  Differences between depreciation methods and lives.................   1,695,161   1,455,812
  Other..............................................................     472,996     557,763
   Total deferred tax liability......................................   4,230,783   4,122,481
                                                                       ----------  ----------

NET TOTAL NON-CURRENT DEFERRED TAX LIABILITY.........................  $2,852,462  $2,686,409
                                                                       ==========  ==========

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

7. FEDERAL INCOME TAXES -- (CONCLUDED)

  Federal income taxes were less than the amount computed by applying the federal statutory rate to pre-tax book income as follows:

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                          --------------------------------
                                                                                             1994       1993        1992
                                                                                             ----       ----        ----
                                                                                                THOUSANDS OF DOLLARS

Federal income taxes at statutory rate:  1994 and 1993 -- 35%; 1992 -- 34%............      $339,962   $242,703   $354,522
                                                                                            --------   --------   --------
Reductions in federal income taxes resulting from:
 Allowance for funds used during construction.........................................         3,760     52,540     98,221
 Depletion allowance..................................................................        23,361     22,696     22,014
 Amortization of investment tax credits...............................................        24,213     22,336     22,957
 LESOP dividend deduction.............................................................         7,700      7,675      7,359
 Amortization of tax rate differences.................................................         9,732      2,420      2,661
 Reversal of prior book/tax differences:
  Regulatory disallowances............................................................           --     (21,553)       --
   Other..............................................................................       (43,157)   (27,811)   (24,774)
  Prior year adjustments..............................................................          (233)       722      1,222
  Other...............................................................................        (5,319)   (18,891)       678
                                                                                            --------   --------   --------
   Total reductions...................................................................        20,057     40,134    130,338
                                                                                            --------   --------   --------
    Total federal income taxes........................................................      $319,905   $202,569   $224,184
                                                                                            ========   ========   ========
Effective tax rate....................................................................         32.9%      29.2%      21.5%

  The System Companies have net operating loss carryforwards of approximately $87 million that are available to offset future ordinary taxable income. These loss carryforwards expire in 2007. In addition, the System Companies have approximately $567 million of alternative minimum tax credit carryforwards which are available to offset future taxes.

  As a part of its ongoing large case audit program, the Internal Revenue Service (IRS) has audited the consolidated Federal income tax returns of the System Companies for the years 1987 through 1990. During the course of the audit, the IRS proposed a number of adjustments to the returns as filed, the most significant of which relates to a proposed reclassification of certain costs incurred in connection with the construction of Comanche Peak Unit 1 as costs incurred to procure a nuclear operating license. The Company is unable to predict the ultimate resolution of the issues raised in the audit and therefore is unable to predict at this time the amount of any additional tax payment which may be required. While the making of additional tax payments would have an impact on the Company's cash position, the Company does not expect the outcome of the audit to have a material effect on its financial position or results of operation.

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

  Total pension costs, including amounts charged to fuel cost, deferred and capitalized, were comprised of the following components:

                                                                                YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------
                                                                             1994        1993        1992
                                                                             ----        ----        ----
                                                                                 THOUSANDS OF DOLLARS

Service cost -- benefits earned during the period.......................   $ 27,185    $ 23,872    $ 31,178
Interest cost on projected benefit obligation...........................     64,142      62,017      71,788
Actual return on plan assets............................................      5,641     (93,850)    (81,987)
Net amortization and deferral...........................................    (72,700)     37,722      (2,468)
                                                                           --------    --------    --------
Net periodic pension cost...............................................     24,268      29,761      18,511
Deferred termination cost...............................................         --          --     137,733
                                                                           --------    --------    --------
   Total pension cost...................................................   $ 24,268    $ 29,761    $156,244
                                                                           ========    ========    ========

  The table below details the plans' funded status and amount recognized in the Company's consolidated balance sheets as follows:

                                                                                                  DECEMBER 31,
                                                                                             ---------------------
                                                                                               1994         1993
                                                                                               ----         ----
                                                                                              THOUSANDS OF DOLLARS
Actuarial present value of accumulated benefits:
  Accumulated benefit obligation (including vested benefits of
   $599,439,000 for 1994 and $635,071,000 for 1993)........................................  $(646,967)  $(686,124)
                                                                                             =========   =========

  Projected benefit obligation for service rendered to date................................  $(782,446)  $(860,461)
Plan assets at fair value -- primarily equity investments,
  government bonds and corporate bonds.....................................................    845,881     869,487
                                                                                             ---------   ---------
Plan assets in excess of projected benefit obligation......................................     63,435       9,026
Unrecognized net gain from past experience different from
  that assumed and effects of changes in assumptions.......................................   (193,802)   (147,876)
Prior service cost not yet recognized in net periodic pension expense......................     18,616      19,423
Unrecognized plan assets in excess of projected benefit obligation at initial application..     (7,042)     (7,947)
                                                                                             ---------   ---------
   Accrued pension cost....................................................................  $(118,793)  $(127,374)
                                                                                             =========   =========

  Assumptions used in determination of the projected benefit obligation include a discount rate of 8.75% for 1994 and 7.875% for 1993 and an increase in compensation levels of 4.7% for each year. The assumed long-term rate of return on plan assets was 9.0% for 1994 and 8.75% for 1993 and 1992.

  In addition to the retirement plans, the System Companies offer certain health care and life insurance benefits to substantially all its employees and their eligible dependents at retirement which normally is age 65 but may be as early as age 55 with 15 years of service. Retirees currently pay a portion of the cost of providing such benefits and are expected to continue to do so in the future. In January 1993, the Company adopted Statement of Financial Accounting Standards No. 106" Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement 106), which requires a change in the accounting

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

8.  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONCLUDED)

for a company's obligation to provide health care and certain other benefits to its retirees from the "pay-as-you-go" method to an accrual method and requires the cost of the obligation to be recognized in the period from employment date until full eligibility for benefits.

  The System Companies' net periodic postretirement benefits cost other than pensions, including amounts charged to fuel cost, deferred and capitalized, were comprised of the following components:

                                                                                                  DECEMBER 31,
                                                                                             ---------------------
                                                                                               1994         1993
                                                                                               ----         ----
                                                                                              THOUSANDS OF DOLLARS
Service cost -- benefits earned during the period.........................................     $11,525    $ 8,423
Interest cost on the accumulated postretirement benefit obligation........................      33,120     32,063
Amortization of the transition obligation.................................................      16,900     18,657
Actual return on plan assets..............................................................          44         --
Net amortization and deferral.............................................................       1,313         --
                                                                                               -------    -------
  Net postretirement benefits cost........................................................     $62,902    $59,143
                                                                                               =======    =======

  The table below details the funded status for other postretirement benefits and amount recognized by the System Companies :


                                                                                                  DECEMBER 31,
                                                                                             ---------------------
                                                                                               1994         1993
                                                                                               ----         ----
                                                                                              THOUSANDS OF DOLLARS
Accumulated postretirement benefit obligation (APBO):
  Retirees................................................................................  $(295,910)   $(260,520)
  Fully eligible active employees.........................................................    (16,150)      (6,401)
  Other active employees..................................................................   (145,766)    (177,228)
                                                                                            ---------    ---------
Total APBO................................................................................   (457,826)    (444,149)
Plan assets at fair value.................................................................     21,577          --
                                                                                            ---------    ---------
APBO in excess of plan assets.............................................................   (436,249)    (444,149)
Unrecognized net loss.....................................................................     78,082       53,486
Unrecognized prior service cost...........................................................        986          --
Unrecognized transition obligation........................................................    305,605      354,489
                                                                                            ---------    ---------
  Accrued postretirement benefits cost....................................................  $ (51,576)   $ (36,174)
                                                                                            =========    =========

  The expected increase in costs of future benefits covered by the plan is projected using a health care cost trend rate of 6.5% in 1995, 5.5% in 1996, 5.0% in 1997 and thereafter. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the APBO at December 31, 1994 by approximately $57.4 million and other postretirement benefits cost for 1994 by approximately $6.9 million. The assumed discount rate used to measure the APBO is 8.75% for 1994 and 7.875% for 1993.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

 9.  SALES OF ACCOUNTS RECEIVABLE

  In November 1993, TU Electric terminated its then existing receivables facility to sell receivables to certain financial institutions and entered into a new facility with other financial institutions. Under such new facility, TU Electric is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivable representing up to an aggregate of $350,000,000. Additional receivables are continually sold to replace those collected. At December 31, 1994 and 1993, accounts receivable was reduced by $300,000,000 to reflect the sales of such receivables to financial institutions under such agreements.

10.  RATE PROCEEDINGS

DOCKET 11735

  In July 1994, TU Electric filed a petition in the 200th Judicial District Court of Travis County, Texas to seek judicial review of the final order of the PUC granting a $449 million, or 9.0%, rate increase in connection with TU Electric's January 1993 rate increase request of $760 million, or 15.3% (Docket 11735). Other parties to the PUC proceedings also filed appeals with respect to various portions of the order. TU Electric is unable to predict the outcome of such appeals.

DOCKET 9300

  The PUC's final order (Order) in connection with TU Electric's January 1990 rate increase request (Docket 9300) has been reviewed by the 250th Judicial District Court of Travis County, Texas (District Court) and thereafter was appealed to the Court of Appeals for the Third District of Texas (Court of Appeals). In June 1994, the Court of Appeals affirmed a prudence disallowance of $472 million provided for in the Order with respect to Comanche Peak, reversed and remanded the portion of the District Court's judgment that had affirmed a disallowance of $25 million relating to TU Electric's reacquisitions of the minority owner interests in Comanche Peak nuclear fuel, and affirmed the District Court's remand of the remainder of the disallowance of $884 million relating to the reacquisitions of such minority owner interests. Therefore, the Court of Appeals remanded an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owner interests in Comanche Peak to the PUC for reconsideration and ordered that such reconsideration be on the basis of a prudent investment standard.

  In addition, the Court of Appeals reversed the District Court's finding that the PUC erred in ordering a refund of $2.5 million with respect to certain fuel gas costs. Also, the Court of Appeals specified that, on remand, the PUC will be required to re-evaluate the appropriate level of TU Electric's CWIP included in rate base in light of its financial condition at the time of the initial hearing and to reconsider whether the $442 million revenue increase provided for in the PUC's final order remains the benchmark in light of this re-examination.

  The same Court of Appeals had considered an appeal of another utility's rate case and ruled, in November 1993, that prior court rulings required that tax benefits generated by costs, including capital costs, not allowed in rates must be used to reduce rates charged to customers. In its opinion concerning TU Electric's Docket 9300 rate case, the Court of Appeals maintained that same position and, accordingly, reversed the District Court in that regard. TU Electric believes that such rulings are erroneous and not consistent with the Texas Public Utility Regulatory Act (PURA). TU Electric contended that, according to a Private Letter Ruling issued to TU Electric by the IRS with respect to investment tax credits, such ratemaking treatment, to the extent

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

10.  RATE PROCEEDINGS - (CONTINUED)

related to property classified for tax purposes as public utility property, would result in a violation of the normalization rules under the Internal Revenue Code of 1986, as amended. Violation of the normalization rules would result in a significant adverse effect on TU Electric's results of operation and liquidity. If there are normalization violations, TU Electric will forfeit its investment tax credits which remain unamortized as of the date of the violation, plus the ability to take advantage of accelerated tax depreciation in years to which the violative order relates. This could result in payments to the IRS of up to $1.3 billion.

  TU Electric disagrees with certain portions of the decision of the Court of Appeals, including specifically its decision with respect to federal income taxes, and has filed an appeal to the Supreme Court of Texas. Other parties have also filed appeals of this decision to the Supreme Court of Texas. TU Electric cannot predict whether such appeals will be accepted by the Supreme Court of Texas, and cannot predict the outcome of any such appeals or any resulting reconsideration of these issues on remand by the PUC.

FUEL COST RECOVERY RULE

  In August 1993, in accordance with the rules of the PUC, TU Electric petitioned the PUC for recovery of under-collected fuel costs for the period July 1992 through June 1993. The PUC approved recovery of $147.5 million of such costs, including interest through August 1994. This recovery was applied to mitigate the refund made by TU Electric in connection with the final order of the PUC in TU Electric's Docket 11735 rate case. In August 1994, TU Electric petitioned the PUC for a recovery of approximately $93 million, including interest, in under-collected fuel costs for the period July 1993 through June 1994. The PUC approved the recovery of this amount over a six-month period beginning in January 1995. The PUC's approvals of both these surcharges have been appealed by certain intervenors to the district courts of Travis County, Texas. In those appeals, those parties are contending that the PUC is without authority to allow a fuel cost surcharge without a hearing and findings that the costs are reasonable and necessary and that the prices charged to TU Electric by supplying affiliates are no higher than the prices charged by those affiliates to others for the same items or class of items. TU Electric will vigorously defend its position in these appeals but is unable to predict their outcome.

FLEXIBLE RATE INITIATIVES

  In June 1994, TU Electric filed with the PUC and municipalities with original regulatory jurisdiction a package of proposed flexible rates. Two of the proposed rates would allow for negotiated competitive pricing through reductions in demand charges to retain existing large retail and wholesale customers who have viable alternative sources of supply and would otherwise leave the system. The remaining two rates are an economic development rider and an environmental technology service rider. The economic development rider would provide an incentive to attract new businesses and jobs and to encourage existing customers to expand their facilities within TU Electric's service area. The environmental technology service rider would provide an incentive for qualifying customers to convert to advanced technologies that conserve total energy or improve the environment. These new rates have been approved and implemented in over 160 municipalities with original regulatory jurisdiction, including the cities of Dallas and Fort Worth, within TU Electric's service territory. Following hearings on the proposed rates, however, the PUC issued an interim order on the rate package which either rejected or significantly weakened the proposed flexible rates, rendering them ineffective. In January 1995, TU Electric withdrew its package of proposed rates from consideration by the PUC. This action does not affect the over 160 municipalities where the flexible rates are already in effect. The Sunset Review of PURA by the Texas legislature in 1995 will include several of the key issues involved in this case. Through its involvement at the legislature and the PUC, TU Electric will continue to pursue the possibility to offer flexible rates.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

10.  RATE PROCEEDINGS -- (CONCLUDED)

INTEGRATED RESOURCE PLAN

  In October 1994, TU Electric filed an application for approval by the PUC of its Integrated Resource Plan (IRP) for the ten-year period 1995-2004. The IRP includes initiatives that address demand-side management resources, purchased power, and future generating capacity which includes renewable energy sources. TU Electric's IRP includes 288 MW of simple-cycle combustion turbines and 1,514 MW of combined-cycle combustion turbines and 300 MW of wind or other renewable resources. Assuming these units are financed by TU Electric using traditional methods, approximately $200 million would be added to capital expenditures in 1997. TU Electric's IRP also includes one lignite-fueled 750 MW unit at Twin Oak. The second lignite-fueled Twin Oak unit has been delayed beyond the ten-year period. TU Electric expects to obtain approval of this application by mid-1995.

11.  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES

  The Company has taken steps to substantially reduce construction expenditures from amounts previously estimated. Such expenditures for utility related activities, excluding AFUDC and expenditures relating to new generating units, are presently estimated at $400 million for each of the years 1995, 1996 and 1997. Active construction and the accrual of AFUDC on Twin Oak, suspended in 1987 due to forecast changes in load growth, would need to resume in 1999 in order to meet the current schedule. Due to the delay, and the possibility of further delays resulting from forecast changes, in the schedule of Twin Oak, as well as the lignite-fueled Forest Grove facility which is not included in the ten-year resource plan, TU Electric is contemplating alternative uses for its investment in the projects, which might include construction as exempt wholesale generators, construction at different locations, or sale of the facilities. Management has no specific plans for alternative uses for, or any knowledge of an impairment of, such facilities. Some alternative uses, while contributing to the Company's long-term strategy for maximizing shareholder value, may not provide for the complete recovery of the Company's investment in these facilities and related mining facilities. Such investment was approximately $807 million as of December 31, 1994. Expenditures for nuclear fuel and non-utility property are presently estimated at $63 million for 1995, $70 million for 1996, and $96 million for 1997. The re-evaluation of growth expectations, the effects of inflation, additional regulatory requirements and the availability of fuel, labor, materials and capital may result in changes in estimated construction costs and dates of completion. Commitments in connection with the construction program are generally revocable subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties.

  The Company plans to seek new investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will likely enhance the long-term returns to its shareholders. The timing and amounts of any specific new business investment opportunities are presently undetermined.

CLEAN AIR ACT

  The federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things,

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

11.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

place limits on the sulfur dioxide emissions produced by generating units. To meet these sulfur dioxide requirements, the Clean Air Act provides for the annual allocation of sulfur dioxide emission allowances to utilities. Under the Clean Air Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances from or to other utilities. The EPA grants a maximum number of allowances annually to TU Electric based on the amount of emissions from units in operation during the period 1985 through 1987. The Company's capital requirements have not been significantly affected by the requirements of the Clean Air Act. Although TU Electric is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact on the Company. During 1994, installation of continuous emissions monitoring systems was completed at a total cost of approximately $38 million. Any additional capital costs, as well as any increased operating costs, associated with these new requirements are expected to be recoverable through rates, as similar costs have been recovered in the past.

PURCHASED POWER CONTRACTS

  TU Electric and SESCO have entered into purchased power contracts to purchase portions of the generating output of certain qualifying cogenerators and qualifying small power producers through the year 2005. These contracts provide for capacity payments subject to a facility meeting certain operating standards and energy payments based on the actual power taken under the contracts. The cost of these and other purchased power contracts is recovered currently through base rates, power cost and fuel recovery factors applied to customer billings. Capacity payments under these contracts for the years ended December 31, 1994, 1993 and 1992 were $236,991,000, $251,610,000 and $240,341,000, respectively.

  Assuming operating standards are achieved, future capacity payments under the agreements are estimated as follows:

          YEARS                                 THOUSANDS OF DOLLARS
          -----                                 --------------------
          1995.................................       $  229,340
          1996.................................          232,987
          1997.................................          240,884
          1998.................................          246,535
          1999.................................          199,962
          Thereafter...........................          454,679
                                                      ----------
            Total..............................       $1,604,387
                                                      ==========

LEASES

  The System Companies have entered into operating leases covering various facilities and properties including combustion turbines, transportation, mining and data processing equipment, and office space. Lease costs charged to operation expense for the years ended December 31, 1994, 1993 and 1992 were $140,370,000, $138,184,000 and $127,446,000, respectively.

  The Company's future minimum lease commitments under such operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1994, were as follows:

          YEARS                                 THOUSANDS OF DOLLARS
          -----                                 --------------------
          1995.................................       $ 75,920
          1996.................................         73,320
          1997.................................         49,141
          1998.................................         37,404
          1999.................................         39,035
          Thereafter...........................        664,151
                                                      --------
            Total minimum lease commitments....       $938,971
                                                      ========

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

11.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

COOLING WATER CONTRACTS

  TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $36,650,000 at December 31, 1994, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2 to 7%. TU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TU Electric, for the years 1995 through 1999 as follows: $4,431,000 for 1995; $4,430,000 for 1996; $4,435,000 for 1997; $4,435,000 for 1998 and $4,435,000 for
1999. Payments made by TU Electric, net of amounts assumed by a third party under such contracts, for 1994, 1993 and 1992 were $3,615,000, $2,954,000 and
$2,849,000, respectively. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $84,610,000 remaining principal amount of bonds at December 31, 1994, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality.

CHACO COAL PROPERTIES

  Chaco Energy Company (Chaco) has a coal lease agreement for the rights to certain surface mineable coal reserves located in New Mexico. The agreement provides for minimum advance royalty payments of approximately $16 million per year through 2017, covering approximately 228 million tons of coal. The Company has entered into a surety agreement to assure the performance by Chaco with respect to this agreement. At December 31, 1994 and 1993, $499,890,000 and $483,855,000, respectively, of minimum advance royalties paid by Chaco are included in non-utility property. In addition, Chaco has under lease with the federal government certain coal reserves with a carrying value of approximately $44 million as of December 31, 1994. A provision in this lease requires that substantial mining be completed by September 1997. Chaco is currently reviewing its options with regard to this provision. Because of the ample availability of western coal at favorable prices from other mines, Chaco has delayed plans to commence mining operations, and accordingly, is reassessing its alternatives with respect to its coal properties including seeking other purchasers thereof.

NUCLEAR INSURANCE

  With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident currently at $8.9 billion and requires nuclear power plant operators to provide financial protection for this amount. As required, TU Electric provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TU Electric has purchased $200 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of two major stock and mutual insurance pools, Nuclear Energy Liability Insurance Association and Mutual Atomic Energy Liability Underwriters. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

11.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)


Financial Protection (SFP). Under the SFP, each operating licensed reactor in the United States is subject to an assessment of up to $79.275 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the United States. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax which is not included in the amounts above.

  With respect to nuclear decontamination and property damage insurance, NRC regulations require that nuclear plant license-holders maintain not less than $1.06 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TU Electric maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.6 billion, above which TU Electric is self-insured. The primary layer of coverage of $500 million is provided by ANI. The remaining coverage includes premature decommissioning coverage and is provided by ANI in the amount of $850 million and Nuclear Electric Insurance Limited
(NEIL), a nuclear electric utility industry mutual insurance company, in the amount of $2.25 billion. TU Electric is subject to a maximum annual assessment from NEIL of $30 million in the event NEIL's losses under this type of insurance for major incidents at nuclear plants participating in this program exceed its accumulated funds and reinsurance.

  TU Electric maintains Extra Expense Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twenty-one weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first and $2.8 million for the second and third fifty-two week periods of each outage, respectively, after the initial twenty-one week period. The total maximum coverage is $473 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TU Electric is subject to a maximum assessment of $10 million per year.

NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL

  TU Electric has established a reserve, charged to depreciation expense and accumulated depreciation, for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At December 31, 1994, such reserve totaled $55,880,000 which includes an accrual of $18,179,000 for the year ended December 31, 1994. As of December 31, 1994, the market value of deposits in the external trust for decommissioning of Comanche Peak was $54,477,000. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study during 1992 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities were estimated to be $255,000,000 and $344,000,000, respectively. Decommissioning activities are projected to begin in 2030 and 2032 for Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. TU Electric is recovering such costs based upon the 1992 study through the rates placed in effect under Docket 11735 (see Note
10).

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

11.  COMMITMENTS AND CONTINGENCIES -- (CONCLUDED)


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

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

  In December 1991, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (Statement 107) to provide readers of the financial statements another method of valuing financial instruments on a current basis. The following information represents the Company's estimate of the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale.

  The amounts reflected in the consolidated balance sheets for cash, temporary cash investments and special deposits approximate fair value due to the short maturity of such instruments. The fair values of financial instruments for which estimated fair values have not been specifically presented is not materially different than their related book value.

  Other investments includes amounts principally for nuclear decommissioning fund assets and funds invested pursuant to certain incentive and compensation agreements. The fair values of the nuclear decommissioning assets and incentive and compensation assets are estimated based on quoted market prices at year-end for the instruments in which such funds are invested.

  The fair values of long-term debt and preferred stock subject to mandatory redemption are estimated at the lesser of the call price or the present value of future cash flows discounted at rates consistent with comparable maturities adjusted for credit risk.

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

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONCLUDED)

  The carrying amount of other financial liabilities classified as current on the consolidated balance sheets, such as notes payable and long-term debt due currently, approximates fair value due to the short maturity of such instruments. Customer deposits have no defined maturities and, therefore, are reflected at the amount payable on demand at the date of the balance sheets.

  TU Electric has agreed, in effect, to guarantee the principal and interest on bonds used to finance the reservoirs from which TU Electric uses cooling water for certain generating units. TU Electric is also the guarantor for the principal amount of certain bonds issued for similar purposes which were assigned to a municipality. The outstanding principal at December 31, 1994 and 1993 of the bonds for which TU Electric is contingently liable is approximately $121,000,000 and $125,000,000, respectively. The fair value of the bonds, approximately $115,000,000 and $136,000,000 for December 31, 1994 and 1993,
respectively, is based on the present value of the instruments' approximate cash flows discounted at the year-end risk free rate for issues of comparable maturities adjusted for credit risk.

  The estimated fair value of the System Companies' significant financial instruments are as follows:

                                                     DECEMBER 31, 1994           DECEMBER 31, 1993
                                                   ---------------------     --------------------------
                                                    CARRYING      FAIR         CARRYING          FAIR
                                                     AMOUNT      VALUE          AMOUNT          VALUE
                                                     ------      -----          ------          -----
                                                                  THOUSANDS OF DOLLARS
Long-term debt...................................  $7,888,413  $7,688,189     $8,379,826     $9,334,454
Preferred stock subject to mandatory redemption..     387,482     377,621        396,917        408,347
LESOP note receivable............................     250,000     235,392        250,000        277,521
Other investments................................      72,170      72,249         53,549         54,839

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)


14.  SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

  In the opinion of the Company, the information below includes all adjustments (constituting only normal recurring accruals) necessary to a fair statement of such amounts. Quarterly results are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including rate changes, variations in maintenance and other operating expense patterns, the impact of the change in AFUDC accruals (see Note 1) and the charges for regulatory disallowances. For additional information regarding the charges for regulatory disallowances, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 10.

                                                                                                                   EARNINGS PER
                                                                                             CONSOLIDATED            SHARE OF
                                           OPERATING REVENUES      OPERATING EXPENSES         NET INCOME           COMMON STOCK/*/
                                         ----------------------  -----------------------   ------------------     ----------------
QUARTER ENDED                               1994        1993         1994         1993        1994     1993       1994        1993
- -------------                               ----        ----         ----         ----        ----     ----       ----        ----
                                                            THOUSANDS OF DOLLARS (EXCEPT PER SHARE AMOUNTS)
March 31................................ $1,301,378  $1,142,493  $  269,912     $243,804   $ 66,746  $153,116     $0.30      $0.70
June 30.................................  1,430,269   1,255,952     345,555      273,292    146,227   162,666      0.65       0.74
September 30............................  1,702,019   1,786,283     488,950      464,691    294,250    51,671      1.30       0.23
December 31.............................  1,229,877   1,249,784     227,144      205,139     35,576     1,207      0.16       0.01
                                         ----------  ----------  ----------   ----------   --------  --------
                                         $5,663,543  $5,434,512  $1,331,561   $1,186,926   $542,799  $368,660
                                         ==========  ==========  ==========   ==========   ========  ========

______________________________
* Quarterly earnings per share of common stock are based on the weighted average number of shares outstanding during the quarter and, as a result, the sum of the quarters may not equal annual earnings per share.

                     [THIS PAGE LEFT BLANK INTENTIONALLY]

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

  The management of the Company has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent certified public accountants concerning the Company's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 1994, the Company's system of internal control was adequate to accomplish the objectives discussed herein.

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

  The independent certified public accounting firm of Deloitte & Touche LLP is engaged to audit, in accordance with generally accepted auditing standards, the consolidated financial statements of the Company and its subsidiaries and to issue their report thereon.


                                              /s/  J. S. FARRINGTON
                                     -----------------------------------------
                                      J. S. Farrington, Chairman of the Board
                                                and Chief Executive


                                                  /s/  ERLE NYE
                                     -----------------------------------------
                                                 Erle Nye, President


                                              /s/  H. JARRELL GIBBS
                                     -----------------------------------------
                                         H. Jarrell Gibbs, Vice President
                                          and Principal Financial Officer


                                                /s/  H. DAN FARELL
                                     -----------------------------------------
                                             H. Dan Farell, Controller
                                         and Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT


Texas Utilities Company:

We have audited the accompanying consolidated balance sheets of Texas Utilities Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Texas Utilities Company and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 7 and 8 to the consolidated financial statements, in 1993, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions to conform with Statements of Financial Accounting Standards No. 109 and No. 106, respectively. Also as discussed in Note 12 to the consolidated financial statements, in 1992, the Company changed its method of accounting for base rate revenue sold but not billed.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 1, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


 None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Information with respect to these items is found under the headings Election of Directors, Executive Compensation, and Beneficial Ownership of Common Stock of the Company in the definitive proxy statement to be mailed by the registrant to the Commission for filing on or about March 28, 1995. Additional information with respect to Executive Officers of the Registrant is found at the end of Part I.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                   PAGE
                                                                                                   ----
   (a) Documents filed as part of this Report:
       1.  Financial Statements (included in Item 8, Financial Statements and Supplementary Data):
             Statements of Consolidated Income for each of the three years in the
              period ended December 31, 1994...............................................        28
             Statements of Consolidated Retained Earnings for each of the three
              years in the period ended December 31, 1994..................................        28
             Statements of Consolidated Cash Flows for each of the three years in
              the period ended December 31, 1994...........................................        29
             Consolidated Balance Sheets, December 31, 1994 and 1993.......................        30
             Notes to Consolidated Financial Statements....................................        32
             Independent Auditors' Report..................................................        56
             Statement of Responsibility...................................................        57
       2.  Financial Statement Schedule -
            For each of the three years in the period ended December 31, 1994:
             Schedule II-Valuation and Qualifying Accounts.................................        64

All other financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or notes thereto.

   (b) Reports on Form 8-K:

       Reports on Form 8-K filed since September 30, 1994, are as follows:

       N/A

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

     (C)  EXHIBITS:

          PREVIOUSLY FILED*
          -----------------
           WITH
           FILE       AS
EXHIBITS  NUMBER    EXHIBIT       NUMBER          DATED
- --------  ------    -------       ------          -----

3(a)      33-48880   4(a)    -  Restated Articles of Incorporation of Texas Utilities Company.
3(b)      33-48880   4(b)    -  Bylaws, as amended, of Texas Utilities Company.
4(a)      2-90185    4(a)    -  Mortgage and Deed of Trust, dated as of December 1, 1983, between Texas Utilities Electric Company and Irving Trust
                                Company (now The Bank of New York), Trustee.
4(a)-1                       -  Supplemental Indentures to Mortgage and Deed of Trust:
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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

                 PREVIOUSLY FILED*
          -----------------------------
           WITH
           FILE                   AS
EXHIBITS  NUMBER                EXHIBIT       NUMBER          DATED
- --------  ------                -------       ------          -----

          33-49710               4(a)-3       Thirty-sixth    June 1, 1992
          33-49710               4(a)-4       Thirty-seventh  June 1, 1992
          33-57576               4(a)-1       Thirty-eighth   August 1, 1992
          33-57576               4(a)-2       Thirty-ninth    October 1, 1992
          33-57576               4(a)-3       Fortieth        November 1, 1992
          33-57576               4(a)-4       Forty-first     December 1, 1992
          33-60528               4(a)-1       Forty-second    March 1, 1993
          33-64692               4(a)-1       Forty-third     April 1, 1993
          33-64692               4(a)-2       Forty-fourth    April 1, 1993
          33-64692               4(a)-3       Forty-fifth     May 1, 1993
          33-68100               4(a)-1       Forty-sixth     July 1, 1993
          33-68100               4(a)-3       Forty-seventh   October 1, 1993
          33-68100               4(a)-4       Forty-eighth    November 1, 1993
          33-68100               4(a)-5       Forty-ninth     May 1, 1994
          33-68100               4(a)-6       Fiftieth        May 1, 1994
          33-68100               4(a)-7       Fifty-first     August 1, 1994
4(b)                                     -  Agreement to furnish certain debt instruments.
4(c)      33-68104               4(b)-16 -  Deposit Agreement between TU Electric and Chemical Bank, dated as of January 11, 1993.
4(d)      33-68104               4(b)-17 -  Deposit Agreement between TU Electric and Chemical Bank, dated as of August 4, 1993.
4(e)      0-11442                4(h)    -  Deposit Agreement between TU Electric and Chemical Bank, dated
          Form 10-K                         as of October 14, 1993.
          (1993)
10(a)**   1-3591                 10(a)   -  Deferred and Incentive Compensation Plan of the Texas Utilities
          Form 10-K                         Company System, as amended June 30, 1992.
          (1992)
10(b)**   1-3591                 10(b)   -  Salary Deferral Program of the Texas Utilities Company System
          Form 10-K                         as amended May 31, 1992.
          (1992)
10(c)**   1-3591                 10(c)   -  Restated Supplemental Retirement Plan for the employees of the
          Form 10-K                         Texas Utilities Company System, dated as of January 1, 1991.
          (1992)
21                                       -  Subsidiaries of Texas Utilities Company.
23(a)                                    -  Consent of Counsel.
23(b)                                    -  Independent Auditors' Consent.
27                                       -  Financial Data Schedule.
99(a)     1-3591                 28(b)   -  Agreement,  dated  as of  February 12, 1988, between TU Electric
          Form 10-K                         and Texas Municipal Power Agency.
          (1987)
99(b)     33-55408               99(a)   -  Agreement, dated as of July 5, 1988, between TU Electric and the Brazos Electric Power Cooperative, Inc.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

                 PREVIOUSLY FILED*
          -----------------------------
           WITH
           FILE                 AS
EXHIBITS  NUMBER              EXHIBIT                               DATED
- --------  ------              -------                               -----

99(c)     33-55408             99(b)     -  Agreement,  dated  as  of  January 30, 1990,  between  TU Electric and Tex-La Electric Cooperative of Texas, Inc.
99(d)     33-59988             2         -  Agreement and plan of merger, dated as of January 25, 1993, by and among Texas Utilities Company, TUA, Inc., and
                                            Southwestern Electric Service Company.
99(e)     33-23532             4(c)(i)   -  Trust Indenture, Security Agreement and Mortgage, dated as of
                                            December 1, 1987, as supplemented by Supplement No. 1 thereto dated as of May 1, 1988 among the Lessor, TU Electric and the
                                            Trustee.
99(f)     33-24089             4(c)-1    -  Supplement No. 2 to Trust Indenture, Security Agreement and
                                            Mortgage, dated as of August 1, 1988.
99(g)     33-24089             4(e)-1    -  Supplement No. 3 to Trust Indenture, Security Agreement and
                                            Mortgage, dated as of August 1, 1988.
99(h)     0-11442              99(c)     -  Supplement No. 4 to Trust Indenture, Security Agreement and
          Form 10-Q                         Mortgage, including form of Secured Facility Bond, 1993 Series.
          (Quarter ended
          June 30, 1993)
99(i)     33-23532              4(d)     -  Lease Agreement, dated as of December 1, 1987 between the
                                            Lessor and TU Electric as supplemented by Supplement No. 1 thereto dated as of May 20, 1988 between the Lessor and TU
                                            Electric.
99(j)     33-24089              4(f)     -  Lease Agreement Supplement No. 2, dated as of August 18,
                                            1988.
99(k)     33-24089              4(f)-1   -  Lease Agreement Supplement No. 3, dated as of August 25,
                                            1988.
99(l)     33-63434              4(d)(iv) -  Lease Agreement Supplement No. 4, dated as of December 1,
                                            1988.
99(m)     33-63434              4(d)(v)  -  Lease Agreement Supplement No. 5, dated as of June 1, 1989.
99(n)     0-11442               99(d)    -  Lease Agreement Supplement No. 6, dated as of July 1, 1993.
          Form 10-Q
          (Quarter ended
          June 30, 1993)
99(o)     33-23532              4(e)     -  Participation Agreement dated as of December 1, 1987, as amended by a Consent to Amendment of the Participation
                                            Agreement, dated as of May 20, 1988, each among the Lessor, the Trustee, the Owner Participant, certain banking institutions,
                                            Capcorp, Inc. and TU Electric.
99(p)     33-24089              4(g)     -  Consent to Amendment of the
                                            Participation Agreement, dated as of August 18, 1988.
99(q)     33-24089              4(g)-1   -  Supplement No. 1 to the Participation Agreement, dated as of
                                            August 18, 1988.
99(r)     33-24089              4(g)-2   -  Supplement No. 2 to the Participation Agreement, dated as of
                                            August 18, 1988.
99(s)     33-63434              4(e)(v)  -  Supplement No. 3 to the Participation Agreement, dated as of
                                            December 1, 1988.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

               PREVIOUSLY FILED*
          --------------------------
           WITH
           FILE                AS
EXHIBITS  NUMBER               EXHIBIT                               DATED
- --------  ------               -------                               -----

99(t)     0-11442              99(e)     -  Supplement No. 4 to the Participation Agreement, dated as of
          Form 10-Q                         June 17, 1993.
          (Quarter ended
          June 30, 1993)
99(u)     0-11442              99(t)     -  Competitive Advance and Revolving  Credit Facility Agreement,
          Form 10-Q                         "Facility A", dated as of April 29, 1994, among the Company, TU
          (Quarter ended                     Electric, certain banks and Chemical Bank, Agent.
          September 30, 1994)
99(v)     0-11442              99(u)     -  Competitive Advance and Revolving Credit Facility Agreement,
          Form 10-Q                         "Facility B", dated as of April 29, 1994, among the Company,
          (Quarter ended                    TU Electric, certain banks and Chemical Bank, Agent.
          September 30, 1994)
99(w)     0-11442              99(v)     -  Credit Agreement, dated as of February 24, 1995, between TU Electric,
          Form 10-K                         Bank of America and The Bank of New York.
          (1994)

____________________________
*   Incorporated herein by reference.
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

       For Each of the Three Years in the Period Ended December 31, 1994

- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------
         COLUMN A                      COLUMN B                 COLUMN C                    COLUMN D          COLUMN E
- --------------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONS
                                                                ----------------------
                                                  BALANCE AT     CHARGED TO    CHARGED
                                                  BEGINNING      COSTS AND     TO OTHER                        BALANCE AT
     CLASSIFICATION                                OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS (A)    END OF YEAR
- --------------------------------------------------------------------------------------------------------------------------
                                                                    THOUSANDS OF DOLLARS
VALUATION ACCOUNT, DEDUCTED FROM RELATED
   ASSET ON THE BALANCE SHEET --

   Year Ended December 31, 1994

     Reserve for regulatory disallowances ....  $1,381,145           --             --             --        $1,381,145
     Allowance for uncollectible accounts.....       6,394       $30,020            --         $31,319            5,095

   Year Ended December 31, 1993

     Reserve for regulatory disallowances ....  $1,381,145           --             --             --        $1,381,145
     Allowance for uncollectible accounts.....       1,613       $21,607            --         $16,826            6,394

   Year Ended December 31, 1992

     Reserve for regulatory disallowances ....  $1,381,145           --             --             --        $1,381,145
     Allowance for uncollectible accounts.....       2,931       $ 4,102            --         $ 5,420            1,613

_____________
(a) Deductions represents uncollectible accounts written off net of recoveries of amounts previously written off.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    TEXAS UTILITIES COMPANY

Date: March 2, 1995                 By:          /s/ J. S. FARRINGTON
                                       -----------------------------------------
                                       (J. S. FARRINGTON, CHAIRMAN OF THE BOARD
                                                 AND  CHIEF EXECUTIVE)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                SIGNATURE                             TITLE                DATE
                ---------                             -----                ----

 /s/            J. S. FARRINGTON                Principal Executive       March 2, 1995
- ------------------------------------------------
    (J. S. Farrington, Chairman of the Board     Officer and Director
              and Chief Executive)

 /s/               ERLE  NYE                    President and Director    March 2, 1995
- ------------------------------------------------
             (Erle Nye, President)

 /s/            H. JARRELL GIBBS                Principal Financial       March 2, 1995
- ------------------------------------------------
       (H. Jarrell Gibbs, Vice President)          Officer

 /s/             H. DAN FARELL                  Principal Accounting      March 2, 1995
- ------------------------------------------------
          (H. Dan Farell, Controller)              Officer

 /s/             JACK W. EVANS                  Director                  March 2, 1995
- ------------------------------------------------
                (Jack W. Evans)

 /s/           BAYARD H. FRIEDMAN               Director                  March 2, 1995
- ------------------------------------------------
              (Bayard H. Friedman)

 /s/           WILLIAM M. GRIFFIN               Director                  March 2, 1995
- ------------------------------------------------
              (William M. Griffin)

 /s/              KERNEY LADAY                  Director                  March 2, 1995
- ------------------------------------------------
                 (Kerney Laday)

 /s/           MARGARET N. MAXEY                Director                  March 2, 1995
- ------------------------------------------------
              (Margaret N. Maxey)

 /s/           JAMES A. MIDDLETON               Director                  March 2, 1995
- ------------------------------------------------
              (James A. Middleton)

 /s/            CHARLES R. PERRY                Director                  March 2, 1995
- ------------------------------------------------
               (Charles R. Perry)

 /s/         HERBERT H. RICHARDSON              Director                  March 2, 1995
- ------------------------------------------------
            (Herbert H. Richardson)

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
  NO.                        DESCRIPTION OF EXHIBIT                    PAGE
- -------                      ----------------------                -------------
  4(b)        -        Agreement fo furnish certain debt instruments
   21         -        Subsidiaries of Texas Utilities Company
  23(a)       -        Consent of Counsel
  23(b)       -        Independent Auditors' Consent
   27         -        Financial Data Schedule