Form 10-Q
period 1995-03-31
TEXAS UTILITIES CO
filed 1995-05-11
CIK 97561

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                           _________________________


                                   FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                      OR

          [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-3591
                           _________________________

                            TEXAS UTILITIES COMPANY


    A Texas                              I.R.S. Employer Identification No.
  Corporation                                       75-0705930



             ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201
                                (214) 812-4600


                           _________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No_____
   -----

Common stock outstanding at April 30, 1995: 225,841,037 shares, without par value.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED     TWELVE MONTHS ENDED
                                                                              MARCH 31,              MARCH 31,
                                                                      ----------------------  ----------------------
                                                                          1995        1994        1995        1994
                                                                          ----        ----        ----        ----
                                                                                    THOUSANDS OF DOLLARS

OPERATING REVENUES...............................................     $1,244,265  $1,301,378  $5,606,430  $5,593,397
                                                                      ----------  ----------  ----------  ----------

OPERATING EXPENSES
  Fuel and purchased power.......................................        390,592     417,285   1,702,398   1,860,874
  Operation......................................................        195,616     214,311     853,577     838,231
  Maintenance....................................................         68,831      72,379     301,393     354,225
  Depreciation and amortization..................................        138,914     136,598     551,855     468,550
  Federal income taxes (Note 5)..................................         42,772      43,230     316,570     333,548
  Taxes other than income........................................        138,968     147,663     550,416     525,022
                                                                      ----------  ----------  ----------  ----------
    Total operating expenses.....................................        975,693   1,031,466   4,276,209   4,380,450
                                                                      ----------  ----------  ----------  ----------
OPERATING INCOME.................................................        268,572     269,912   1,330,221   1,212,947
                                                                      ----------  ----------  ----------  ----------

OTHER INCOME (LOSS)
  Allowance for equity funds used during construction............            (54)      2,889       7,832      96,298
  Regulatory disallowances.......................................            -           -           -      (359,556)
  Other income and deductions - net..............................          4,735       9,326      23,014      33,587
  Federal income taxes (Note 5)..................................         (2,945)     (3,237)     (9,352)     89,883
                                                                      ----------  ----------  ----------  ----------
    Total other income (loss)....................................          1,736       8,978      21,494    (139,788)
                                                                      ----------  ----------  ----------  ----------
TOTAL INCOME.....................................................        270,308     278,890   1,351,715   1,073,159
                                                                      ----------  ----------  ----------  ----------

INTEREST CHARGES
  Interest on mortgage bonds.....................................        136,987     148,691     555,839     608,404
  Interest on other long-term debt...............................         23,128      23,777      91,875     104,812
  Other interest.................................................         16,405      14,068      69,147      37,176
  Allowance for borrowed funds used during construction..........         (5,169)     (2,474)    (13,956)    (72,850)
                                                                      ----------  ----------  ----------  ----------
    Total interest charges.......................................        171,351     184,062     702,905     677,542

PREFERRED STOCK DIVIDENDS OF SUBSIDIARY..........................         23,546      28,082      97,346     113,327
                                                                      ----------  ----------  ----------  ----------

CONSOLIDATED NET INCOME..........................................     $   75,411  $   66,746  $  551,464  $  282,290
                                                                      ==========  ==========  ==========  ==========

Average shares of common stock outstanding (thousands)...........        225,841     225,812     225,841     223,305

Earnings and dividends per share of common stock:
  Earnings (on average shares outstanding).......................          $0.33       $0.30       $2.44       $1.26
  Dividends declared.............................................          $0.77       $0.77       $3.08       $3.08


    See accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED        TWELVE MONTHS ENDED
                                                                                    MARCH 31,                  MARCH 31,
                                                                               -------------------        -------------------
                                                                                 1995        1994           1995       1994
                                                                                 ----        ----           ----       ----
                                                                                               THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income...................................................   $  75,411   $  66,746   $   551,464   $   282,290
  Adjustments to reconcile consolidated net income to cash
   provided by operating activities:
    Depreciation and amortization (including amounts charged to fuel).......     177,885     178,514       709,394       597,264
    Deferred federal income taxes - net.....................................      46,811      19,200       288,237        93,532
    Federal investment tax credits - net....................................      (5,753)     (6,062)      (26,118)      (22,706)
    Allowance for equity funds used during construction.....................          54      (2,889)       (7,832)      (96,298)
    Regulatory disallowances................................................         -           -             -         359,556
    Changes in assets and liabilities:
      Receivables...........................................................      55,868      49,552        16,729       (63,646)
      Inventories...........................................................      17,510      12,645         7,538        15,364
      Accounts payable......................................................     (12,817)    (48,090)       (7,658)      (21,955)
      Interest and taxes accrued............................................     (71,590)   (110,856)      (38,529)       59,997
      Other working capital.................................................       5,970     (10,562)     (113,804)      153,148
      Over/(under)-recovered fuel revenue - net of deferred taxes...........       5,751        (522)      119,966       (69,546)
      Other - net...........................................................      12,442      35,056        47,092        63,803
                                                                               ---------   ---------   -----------   -----------
        Cash provided by operating activities...............................     307,542     182,732     1,546,479     1,350,803
                                                                               ---------   ---------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of securities:
    First mortgage bonds....................................................         -           -         378,340     1,948,465
    Other long-term debt....................................................     300,000         -         300,000       325,000
    Preferred stock.........................................................         -           -             -         610,701
    Common stock............................................................         -        62,102           -         240,510
  Retirement of long-term debt and preferred stock..........................    (139,705)   (362,600)     (953,128)   (2,876,431)
  Change in notes payable...................................................    (171,886)    225,000       (33,000)      (76,100)
  Common stock dividends paid...............................................    (173,872)   (173,897)     (695,498)     (682,438)
  Debt premium, discount, financing and reacquisition expenses..............      (2,862)     (2,152)      (22,386)     (137,507)
                                                                               ---------   ---------   -----------   -----------
        Cash used in financing activities...................................    (188,325)   (251,547)   (1,025,672)     (647,800)

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures.................................................     (87,443)    (98,717)     (432,972)     (750,607)
  Allowance for equity funds used during construction (excluding
   amount for nuclear fuel).................................................         (54)      1,255         3,493        87,481
  Change in construction receivables/payables - net.........................       1,097        (806)        4,712        21,711
                                                                               ---------   ---------   -----------   -----------
        Cash construction expenditures......................................     (86,400)    (98,268)     (424,767)     (641,415)
  Non-utility property - net................................................     (15,947)    (15,838)      (15,076)      (10,299)
  Nuclear fuel (excluding allowance for equity funds used
  during construction)......................................................     (15,663)     (9,094)      (69,224)      (23,091)
  Other investments.........................................................      (5,996)     (6,597)      (23,075)      (20,292)
                                                                               ---------   ---------   -----------   -----------
        Cash used in investing activities...................................    (124,006)   (129,797)     (532,142)     (695,097)
                                                                               ---------   ---------   -----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS.....................................      (4,789)   (198,612)      (11,335)        7,906

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE...............................       7,426     212,584        13,972         6,066
                                                                               ---------   ---------   -----------   -----------

CASH AND CASH EQUIVALENTS - ENDING BALANCE..................................   $   2,637   $  13,972   $     2,637   $    13,972
                                                                               =========   =========   ===========   ===========


    See accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    1995            1994
                                                                                 (UNAUDITED)
                                                                                 -----------    ------------
                                                                                     THOUSANDS OF DOLLARS
UTILITY PLANT
  In service:
    Production...............................................................    $16,537,546    $16,516,326
    Transmission.............................................................      1,577,123      1,573,634
    Distribution.............................................................      4,103,927      4,048,867
    General..................................................................        446,993        456,212
                                                                                 -----------    -----------
      Total..................................................................     22,665,589     22,595,039
    Less accumulated depreciation............................................      5,138,329      5,023,003
                                                                                 -----------    -----------
      Utility plant in service less accumulated depreciation.................     17,527,260     17,572,036
  Construction work in progress..............................................        244,356      1,060,731
  Nuclear fuel (net of accumulated amortization: 1995 - $228,111,000;
   1994 - $205,420,000)......................................................        291,936        298,964
  Held for future use........................................................        852,553         46,197
                                                                                 -----------    -----------
    Utility plant less accumulated depreciation and amortization.............     18,916,105     18,977,928
  Less reserve for regulatory disallowances (Note 6).........................      1,308,460      1,308,460
                                                                                 -----------    -----------
    Net utility plant........................................................     17,607,645     17,669,468
                                                                                 -----------    -----------
INVESTMENTS
  Non-utility property.......................................................        585,284        569,337
  Other investments..........................................................        128,728        122,906
                                                                                 -----------    -----------
    Total investments........................................................        714,012        692,243
                                                                                 -----------    -----------
CURRENT ASSETS
  Cash in banks..............................................................          2,637          7,426
  Special deposits...........................................................          1,713          1,002
  Accounts receivable:
    Customers................................................................        146,260        201,687
    Other....................................................................         36,757         38,712
    Allowance for uncollectible accounts.....................................         (3,581)        (5,095)
  Inventories - at average cost:
    Materials and supplies...................................................        190,231        194,271
    Fuel stock...............................................................        132,192        145,662
  Prepaid taxes..............................................................         40,135         21,629
  Other prepayments..........................................................         36,857         41,871
  Deferred federal income taxes..............................................         32,513         37,113
  Other current assets.......................................................         12,646         11,216
                                                                                 -----------    -----------
    Total current assets.....................................................        628,360        695,494
                                                                                 -----------    -----------
DEFERRED DEBITS
  Unamortized regulatory assets:
    Debt reacquisition costs.................................................        281,490        284,563
    Cancelled lignite unit costs.............................................         17,368         18,049
    Rate case costs..........................................................         64,120         64,862
    Litigation and settlement costs..........................................         72,685         72,685
    Voluntary retirement/severance program...................................        177,340        184,340
    Recoverable deferred federal income taxes - net..........................      1,192,062      1,201,688
    Other regulatory assets..................................................         15,335         15,939
  Under-recovered fuel revenue...............................................            -           29,860
  Other deferred debits......................................................         29,862         36,902
                                                                                 -----------    -----------
    Total deferred debits....................................................      1,850,262      1,908,888
  Less reserve for regulatory disallowances (Note 6).........................         72,685         72,685
                                                                                 -----------    -----------
    Net deferred debits......................................................      1,777,577      1,836,203
                                                                                 -----------    -----------

      Total..................................................................    $20,727,594    $20,893,408
                                                                                 ===========    ===========


    See accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                        CAPITALIZATION AND LIABILITIES

                                                                                MARCH 31,     DECEMBER 31,
                                                                                  1995            1994
                                                                               (UNAUDITED)
                                                                               -----------    ------------
                                                                                   THOUSANDS OF DOLLARS
CAPITALIZATION
  Common stock without par value - net:
    Authorized shares - 500,000,000
    Outstanding shares:
      March 31, 1995 - 225,841,037; December 31, 1994 - 225,841,037........    $ 4,800,843    $ 4,798,797
  Retained earnings........................................................      1,593,582      1,691,250
                                                                               -----------    -----------
        Total common stock equity..........................................      6,394,425      6,490,047
  Preferred stock:
    Not subject to mandatory redemption....................................        855,869        870,190
    Subject to mandatory redemption........................................        312,891        387,482
  Long-term debt, less amounts due currently...............................      8,155,328      7,888,413
                                                                               -----------    -----------
        Total capitalization...............................................     15,718,513     15,636,132
                                                                               -----------    -----------


CURRENT LIABILITIES
  Notes payable - banks....................................................         60,000            -
  Notes payable - commercial paper.........................................        132,000        363,886
  Long-term debt due currently.............................................         58,740         74,610
  Accounts payable.........................................................        207,941        219,661
  Dividends declared.......................................................        197,414        197,564
  Customers' deposits......................................................         59,735         56,391
  Taxes accrued............................................................        170,469        243,753
  Interest accrued.........................................................        185,239        183,545
  Over-recovered fuel revenue..............................................         39,023            -
  Other current liabilities................................................         74,741         95,329
                                                                               -----------    -----------
        Total current liabilities..........................................      1,185,302      1,434,739
                                                                               -----------    -----------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred federal income taxes................................      2,862,679      2,852,462
  Unamortized federal investment tax credits...............................        673,351        679,104
  Other deferred credits and noncurrent liabilities........................        287,749        290,971
                                                                               -----------    -----------
      Total deferred credits and other noncurrent liabilities..............      3,823,779      3,822,537



COMMITMENTS AND CONTINGENCIES (Note 7).....................................    -----------    -----------



      Total................................................................    $20,727,594    $20,893,408
                                                                               ===========    ===========


    See accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.   GENERAL

     Basis of Presentation - The condensed consolidated financial statements included herein have been prepared by Texas Utilities Company (Company) on the same basis as those in the 1994 Annual Report on Form 10-K and, in the opinion of the Company, all adjustments (constituting only normal recurring accruals) necessary to a fair statement of the results of operation have been included therein. The statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

     The unaudited financial information included herein has been reviewed by Deloitte & Touche LLP, independent certified public accountants, whose report with respect thereto is filed herewith in Part I of this report. The condensed consolidated financial statements should be considered in conjunction with the consolidated financial statements, and the notes thereto, of the Company included in the 1994 Annual Report on Form 10-K and the information under Management's Discussion and Analysis of Financial Condition and Results of Operation herein.

     Consolidation - The consolidated financial statements include the Company and all of its subsidiaries (System Companies):

Texas Utilities Electric Company             Texas Utilities Services Inc.
 (TU Electric)                                (TU Services)
Southwestern Electric Service Company        Texas Utilities Properties Inc.
 (SESCO)                                      (TU Properties)
Texas Utilities Fuel Company                 Basic Resources Inc. (Basic)
 (Fuel Company)
Texas Utilities Mining Company               Chaco Energy Company (Chaco)
 (Mining Company)

     In May 1994, TU Properties, a new wholly-owned subsidiary of the Company, was incorporated under the laws of the State of Texas. The principal function of TU Properties is to own, lease and manage real and personal properties, primarily for System Companies.

     All significant intercompany items and transactions have been eliminated in consolidation.

     Reclassification - Certain financial statement items for 1994 have been reclassified to conform to the 1995 presentation.

     Allowance for Funds Used During Construction (AFUDC) - TU Electric is capitalizing AFUDC monthly, on expenditures for ongoing construction work in progress (CWIP) and nuclear fuel in process not otherwise allowed in rate base by regulatory authorities. Effective January 1, 1995, TU Electric began using a gross rate of 6.75% for AFUDC for all construction. For 1994 and 1993, the gross rates were 8.6% and 10.4%, respectively.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)


1.   GENERAL - (CONCLUDED)

     Consolidated Cash Flows - The supplemental schedules below detail cash payments and noncash investing and financing activities:

                                                    THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                                         MARCH 31,             MARCH 31,
                                                    -------------------   -------------------
                                                      1995       1994       1995      1994
                                                      ----       ----       ----      ----
                                                              THOUSANDS OF DOLLARS
CASH PAYMENTS (RECEIPTS)
  Interest (net of amounts capitalized).......      $162,401   $210,440   $627,786  $666,231
  Income taxes................................      $(39,441)  $  2,815   $178,060  $ 81,584

NONCASH INVESTING AND FINANCING ACTIVITIES
  Acquisition of SESCO:
    Book value of assets acquired.............      $    -     $    -     $    -    $ 69,521
    Goodwill acquired.........................           -          -          -      32,059
    Less:  Liabilities assumed................           -          -          -     (39,991)
    Less:  Stock issued.......................           -          -          -     (59,976)
                                                    --------   --------   --------  --------
      Cash paid...............................           -          -          -       1,613
    Less:  Cash acquired......................           -          -          -         376
                                                    --------   --------   --------  --------
      Net cash................................      $    -     $    -     $    -    $  1,237
                                                    ========   ========   ========  ========

2.   SHORT-TERM FINANCING

     At March 31, 1995, the Company and TU Electric had joint lines of credit aggregating $1,000,000,000 under credit facility agreements with a group of commercial banks. On April 28, 1995, the Company and TU Electric renegotiated these credit facility agreements and entered into amendments that extended the terms of such credit facility agreements (Amended Agreements). The Amended Agreements have two facilities, for each of which the Company pays a fee. Facility A provides for borrowings up to $300,000,000 and terminates April 28, 1996. Facility B provides for borrowings up to $700,000,000 and terminates April 28, 2000. The Company's borrowings under the Amended Agreements are limited to $400,000,000. Borrowings under the Amended Agreements will be used for working capital and other corporate purposes, including commercial paper backup.

3.   CAPITALIZATION

COMMON STOCK

     In 1990, the Thrift Plan borrowed $250,000,000 in the form of a note payable from an outside lender and purchased 7,142,857 shares of common stock (LESOP Shares) from the Company in connection with the leveraged employee stock ownership provision of the Thrift Plan. LESOP Shares are held by the trustee until allocated to Thrift Plan participants when required to meet the System Companies' obligations under terms of the Thrift Plan. The Company has purchased the note from the outside lender, which has been recorded as a reduction to common stock equity. The Thrift Plan uses dividends on the LESOP Shares purchased and contributions from the System Companies, if required, to repay interest and principal on the note. Common stock equity increases at such time as LESOP Shares are allocated to participants' accounts even though shares of common stock outstanding include unallocated LESOP Shares held by the trustee. Allocations to participants' accounts during the three months ended March 31, 1995, increased common stock equity by $2,046,000.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)


3.   CAPITALIZATION - (CONCLUDED)

PREFERRED STOCK OF TU ELECTRIC

     At March 31, 1995 and December 31, 1994, TU Electric had 17,000,000 shares of preferred stock authorized by its articles of incorporation of which 11,889,553 and 12,787,228 shares were issued and outstanding, respectively.

     TU Electric redeemed or purchased 897,675 shares of preferred stock with annual dividend rates ranging from $7.22 to $10.375 during the three months ended March 31, 1995.

     On May 1, 1995, TU Electric redeemed 125,000 shares of $9.64 Cumulative Preferred Stock which fulfills its mandatory redemption requirement until November 1, 1995.

LONG-TERM DEBT

     During the three months ended March 31, 1995, TU Electric borrowed $300,000,000 pursuant to a term credit agreement (Credit Agreement), which matures on February 28, 1997. The Credit Agreement permits TU Electric to select between two methods of calculating a variable interest rate. At March 31, 1995 the rate was 6.55% for a one-month period.

     TU Electric purchased and retired $25,100,000 aggregate principal amount of 9-7/8% First Mortgage and Collateral Trust Bonds due November 1, 2019 during the three months ended March 31, 1995, and redeemed the remaining $86,050,000 of such series in April 1995.

     In April 1995, the Brazos River Authority and the Sabine River Authority of Texas issued $66,670,000 aggregate principal amount of Pollution Control Revenue Bonds collateralized by an equal amount of TU Electric's First Mortgage and Collateral Trust Bonds. Such bonds are currently in a flexible mode and secured by an irrevocable letter of credit. Also in April 1995, an aggregate principal amount of $9,000,000 of the Brazos River Authority Pollution Control Revenue Bonds, Taxable Series 1991 was defeased.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)


4.   RETAINED EARNINGS

     The articles of incorporation and the mortgages, as supplemented, of TU Electric and SESCO contain provisions which, under certain conditions, restrict distributions on or acquisitions of their common stock. At March 31, 1995, $153,247,000 of retained earnings were thus restricted as a result of such provisions. Retained earnings at such date also included $431,243,000, representing the Company's equity in undistributed earnings since acquisition included in transfers by TU Electric from its retained earnings to stated value of common stock. The total of such restricted retained earnings at March 31, 1995 is $584,490,000.

5.   FEDERAL INCOME TAXES

     The details of federal income taxes are as follows:

                                                        THREE MONTHS ENDED     TWELVE MONTHS ENDED
                                                             MARCH 31,               MARCH 31,
                                                       --------------------    -------------------
                                                         1995        1994        1995       1994
                                                         ----        ----        ----       ----
                                                                   THOUSANDS OF DOLLARS
Charged (credited) to operating expenses:
  Current.........................................     $ 40,517    $ 45,574    $177,135   $162,072
  Deferred - net..................................        8,008       3,718     165,553    194,182
  Investment tax credits - net....................       (5,753)     (6,062)    (26,118)   (22,706)
                                                       --------    --------    --------   --------
      Total to operating expenses.................       42,772      43,230     316,570    333,548
                                                       --------    --------    --------   --------
Charged (credited) to other income:
  Current.........................................      (11,749)    (13,352)    (27,723)   (28,971)
  Deferred - net..................................       14,694      16,589      37,075    (60,912)
                                                       --------    --------    --------   --------
      Total to other income.......................        2,945       3,237       9,352    (89,883)
                                                       --------    --------    --------   --------
Credited to retained earnings:
  LESOP dividend deduction........................       (1,637)     (1,713)     (6,658)    (6,993)
                                                       --------    --------    --------   --------
      Total federal income taxes..................     $ 44,080    $ 44,754    $319,264   $236,672
                                                       ========    ========    ========   ========

6.   RATE PROCEEDINGS

DOCKET 11735

     In July 1994, TU Electric filed a petition in the 200th Judicial District Court of Travis County, Texas to seek judicial review of the final order of the Public Utility Commission of Texas (PUC) granting a $449 million, or 9.0% rate increase in connection with TU Electric's January 1993 rate increase request of $760 million, or 15.3% (Docket 11735). Other parties to the PUC proceedings also filed appeals with respect to various portions of the order. TU Electric is unable to predict the outcome of such appeals.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)


6.   RATE PROCEEDINGS - (CONTINUED)

DOCKET 9300

     The PUC's final order (Order) in connection with TU Electric's January 1990 rate increase request (Docket 9300) has been reviewed by the 250th Judicial District Court of Travis County, Texas (District Court) and thereafter was appealed to the Court of Appeals for the Third District of Texas (Court of Appeals). In June 1994, the Court of Appeals affirmed a prudence disallowance of $472 million provided for in the Order with respect to its Comanche Peak nuclear generating station (Comanche Peak), reversed and remanded the portion of the District Court's judgment that had affirmed a disallowance of $25 million relating to TU Electric's reacquisitions of the minority owner interests in Comanche Peak nuclear fuel, and affirmed the District Court's remand of the remainder of the disallowance of $884 million relating to the reacquisitions of such minority owner interests. Therefore, the Court of Appeals remanded an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owner interests in Comanche Peak to the PUC for reconsideration and ordered that such reconsideration be on the basis of a prudent investment standard.

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

     The Court of Appeals also ruled in the appeal of TU Electric's Docket 9300 rate case that prior court rulings required that the tax benefits generated by costs, including capital costs, not allowed in rates, must be used to reduce rates charged to customers, reversing the District Court's decision. TU Electric believes that such ruling is erroneous and not consistent with the Texas Public Utility Regulatory Act (PURA). TU Electric contended that, according to a Private Letter Ruling issued to TU Electric by the Internal Revenue Service
(IRS) with respect to investment tax credits, such ratemaking treatment, to the extent related to property classified for tax purposes as public utility property, would result in a violation of the normalization rules under the Internal Revenue Code of 1986, as amended. Violation of the normalization rules would result in a significant adverse effect on TU Electric's results of operation and liquidity. If there are normalization violations, TU Electric will forfeit its investment tax credits which remain unamortized as of the date of the violation, and will also forfeit the ability to take advantage of accelerated tax depreciation in years to which the violative order relates. This could result in payments to the IRS of up to $1.3 billion. TU Electric disagrees with certain portions of the decision of the Court of Appeals, including specifically its decision with respect to federal income taxes, and has filed an appeal to the Supreme Court of Texas. Other parties have also filed appeals of this decision to the Supreme Court of Texas. TU Electric cannot predict whether such appeals will be accepted by the Supreme Court of Texas and cannot predict the outcome of any such appeals or any resulting reconsideration of these issues on remand by the PUC.

     On April 13, 1995 in an appeal of a rate case involving another utility, the Supreme Court of Texas held that the PUC has considerable discretion in determining the fair share of consolidated tax savings to be allocated to a utility and, accordingly, is not required to include losses of unregulated affiliates in determining such fair share. The Supreme Court also held that the PUC could not use the tax benefits generated by disallowed expenses to reduce rates.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)


6.   RATE PROCEEDINGS - (CONCLUDED)

FUEL COST RECOVERY RULE

     In August 1994, TU Electric petitioned the PUC for a recovery of approximately $93 million, including interest, in under-collected fuel costs for the period July 1993 through June 1994. The PUC approved the recovery of this amount over a six-month period beginning in January 1995. The PUC's approval of this surcharge and a previously approved $147.5 million surcharge for fuel cost recovery for a prior period have been appealed by certain intervenors to the district courts of Travis County, Texas. In those appeals, those parties are contending that the PUC is without authority to allow a fuel cost surcharge without a hearing and findings that the costs are reasonable and necessary and that the prices charged to TU Electric by affiliated suppliers are no higher than the prices charged by those affiliates to others for the same items or class of items. TU Electric will vigorously defend its position in these appeals but is unable to predict their outcome.

FLEXIBLE RATE INITIATIVES

     In June 1994, TU Electric filed with the PUC and municipalities with original regulatory jurisdiction a package of four proposed flexible rates. Two of the proposed rates would allow for negotiated competitive pricing through reductions in demand charges to retain existing non-residential retail and wholesale customers who have viable alternative sources of supply and would otherwise leave the system. The remaining two rates are an economic development rider and an environmental technology service rider. The economic development rider would provide an incentive to attract new businesses and jobs and to encourage existing customers to expand their facilities within TU Electric's service area. The environmental technology service rider would provide an incentive for qualifying customers to convert to advanced technologies that conserve total energy or improve the environment. These new rates have been approved and implemented in over 160 municipalities with original regulatory jurisdiction, including the cities of Dallas and Fort Worth, within TU Electric's service territory. Following hearings on the proposed rates, however, the PUC issued an interim order on the rate package which either rejected or significantly weakened the proposed flexible rates, rendering them ineffective. In January 1995, TU Electric withdrew its package of proposed rates from consideration by the PUC. This action does not affect the over 160 municipalities where the flexible rates are already in effect. The Sunset Review of PURA by the Texas legislature in 1995 is expected to include several of the key issues involved in this case. Through its involvement at the legislature and the PUC, TU Electric will continue to pursue the possibility of offering flexible rates.

INTEGRATED RESOURCE PLAN

     In October 1994, TU Electric filed an application for approval by the PUC of its Integrated Resource Plan (IRP) for the ten-year period 1995-2004. The IRP includes initiatives that address demand-side management resources, purchased power, and future generating capacity that includes renewable energy sources. TU Electric's IRP includes 288 megawatts (MW) of simple-cycle combustion turbines, 1,514 MW of combined-cycle combustion turbines and 300 MW of wind or other renewable resources. Assuming these units are financed by TU Electric using traditional methods, approximately $200 million would be added to capital expenditures in 1997. TU Electric's IRP also includes one lignite-fueled 750 MW unit at Twin Oak. The second lignite-fueled Twin Oak unit has been delayed beyond the ten-year period. Hearings on this application were concluded in March 1995. The PUC'S decision on the IRP is expected in mid-1995.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)


7.   COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES

     Construction expenditures for utility related activities, excluding AFUDC and expenditures relating to new generating units, are presently estimated at $400 million for each of the years 1995, 1996 and 1997. Expenditures for nuclear fuel and non-utility property are presently estimated at $63 million for 1995, $70 million for 1996, and $96 million for 1997. Active construction and the accrual of AFUDC on Twin Oak, suspended in 1987 due to forecast changes in load growth, would need to resume in 1999 in order to meet the current schedule. Due to the delay, and the possibility of further delays resulting from forecast changes, in the schedule of Twin Oak, as well as the lignite-fueled Forest Grove facility which is not included in the ten-year resource plan, TU Electric is contemplating alternative uses for its investment in these projects, which might include construction as exempt wholesale generators, construction at different locations, or sale of the facilities. While the Company currently believes that its investment in these assets can be recovered if held and ultimately developed according to existing plans, other alternative uses might contribute more to the Company's long-term strategy of maximizing shareholder value, and might include disposition for amounts which may be less than current book value with respect to these assets. Management has no specific plans for alternative uses. In March 1995, such investment of approximately $807 million was transferred from CWIP to Utility Plant Held for Future Use.

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

     The Company plans to seek new investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will likely enhance the long-term returns to its shareholders. (See Note 9.) The timing and amounts of any specific new business investment opportunities are presently undetermined.

CLEAN AIR ACT

     The Company's capital requirements have not been significantly affected by the requirements of the federal Clean Air Act, as amended (Clean Air Act). Although TU Electric is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact on the Company. During 1994, installation of continuous emissions monitoring systems was completed at a total cost of approximately $38 million. Any additional capital costs, as well as any increased operating costs, associated with these new requirements or compliance measures, are expected to be recoverable through rates, as similar costs have been recovered in the past. TU Electric's environmental expenditures for 1995 are estimated to be $58 million.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)


7.   COMMITMENTS AND CONTINGENCIES - (CONTINUED)

COOLING WATER CONTRACTS

     TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $36,650,000 at March 31, 1995, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TU Electric. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $84,610,000 remaining principal amount of bonds at March 31, 1995, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality.

CHACO COAL PROPERTIES

     Chaco has a coal lease agreement for the rights to certain surface mineable coal reserves located in New Mexico. The agreement provides for minimum advance royalty payments of approximately $16 million per year through 2017, covering approximately 228 million tons of coal. The Company has entered into a surety agreement to assure performance by Chaco with respect to this agreement. At March 31, 1995 and December 31, 1994, $515,926,000 and $499,890,000,
respectively, of minimum advance royalties paid by Chaco are included in non-utility property. In addition, Chaco has under lease with the federal government certain coal reserves with a carrying value of approximately $44 million as of March 31, 1995. A provision in this lease requires that substantial mining be completed by September 1997. Chaco is currently reviewing its options with regard to this provision. Because of the ample availability of western coal at favorable prices from other mines, Chaco has delayed plans to commence mining operations, and accordingly, is reassessing its alternatives with respect to its coal properties including seeking other purchasers thereof.

NUCLEAR INSURANCE

     With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident currently at $8.9 billion and requires nuclear power plant operators to provide financial protection for this amount. As required, TU Electric provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TU Electric has purchased $200 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of two major stock and mutual insurance pools, Nuclear Energy Liability Insurance Association and Mutual Atomic Energy Liability Underwriters. The second layer of financial protection is

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)


7.   COMMITMENTS AND CONTINGENCIES - (CONTINUED)

provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP). Under the SFP, each operating licensed reactor in the United States is subject to an assessment of up to $79.275 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the United States. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax which is not included in the amounts above.

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

NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL

     TU Electric has established a reserve, charged to depreciation expense and accumulated depreciation, for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At March 31, 1995, such reserve totaled $60,646,000 which includes an accrual of $4,545,000 and $18,179,000 for the three and twelve months ended March 31, 1995, respectively. As of March 31, 1995, the market value of deposits in the external trust for decommissioning of Comanche Peak was $62,698,000. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study during 1992 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities were estimated to be $255,000,000 and $344,000,000, respectively. Decommissioning activities are projected to begin in 2030 and 2032 for Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. TU Electric is recovering such costs based upon the 1992 study through its rates placed in effect under Docket 11735. (See Note 6.)

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

8.   ACCOUNTING CHANGE

     In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121) was issued. Statement 121 is effective for financial statements for fiscal years beginning after December 15, 1995 and prescribes a methodology for assessing and measuring impairments in the carrying value of certain assets. As a result of such standard, the Company will be subject to a more formal standard for assessing asset impairment in the future.

9.   SUBSEQUENT EVENT

     On May 9, 1995, Texas Utilities Communications Inc. (TU Communications), a new wholly-owned subsidiary of the Company entered into an agreement with PCS PrimeCo (PrimeCo), a partnership between four large telecommunications companies, to become a 20% equity participant in PrimeCo's personal communications services (PCS) business in three Federal Communications Commission-defined Major Trading Areas (MTAs). The Dallas/Ft. Worth, Houston and San Antonio MTAs cover almost the entire State of Texas, as well as portions of adjoining states. PrimeCo recently won licenses in these markets to provide PCS, which are wireless communications services. This partnership provides TU Communications with access to advanced telecommunications technology which is expected to be an important part of the System Companies' expanding energy services in the future.

                [DELOITTE & TOUCHE LLP LETTERHEAD APPEARS HERE]


INDEPENDENT ACCOUNTANTS' REPORT

Texas Utilities Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company and subsidiaries as of March 31, 1995, and the related condensed statements of consolidated income and of cash flows for the three-month and twelve-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Texas Utilities Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 1, 1995, we expressed an unqualified opinion on those consolidated financial statements, which opinion included an explanatory paragraph concerning Texas Utilities Company and subsidiaries' changes in accounting for income taxes, postretirement benefits other than pensions and in accounting for base rate revenue sold but not billed. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Dallas, Texas

May 10, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

     For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in the Texas Utilities Company (Company) Form 10-K for the year 1994. No significant changes or events which might affect the financial condition of the Company and its subsidiaries (System Companies) have occurred subsequent to year-end other than as disclosed in this report.

     External funds of a permanent or long-term nature are obtained through sales of common stock, preferred stock and long-term debt by the System Companies. The capitalization ratios of the Company and its subsidiaries at March 31, 1995 consisted of approximately 52% long-term debt, 7% preferred stock and 41% common stock equity.

     The System Companies had financings totaling $366,670,000 to date in 1995. Proceeds from such financings were used primarily for the early redemption or reacquisition of debt and preferred stock. Financings to date in 1995 by the System Companies consisted of:

LONG-TERM DEBT (TU ELECTRIC):

                                    PRINCIPAL           CURRENT
           DESCRIPTION                AMOUNT         INTEREST RATE     MATURITY
           -----------             ------------     ---------------    --------
Term credit agreement............  $300,000,000           6.55%           1997
Pollution control revenue bonds..    66,670,000      4.35% to 5.25%       2030
                                   ------------
  Total..........................  $366,670,000
                                   ============

     To date in 1995, the System Companies redeemed, purchased and retired, defeased or made principal payments of $247,116,000 on long-term debt and preferred stock. Early redemptions of long-term debt and preferred stock may occur from time to time in amounts presently undetermined.

     The System Companies expect to sell additional debt and equity securities as needed including (i) the possible future sale by Texas Utilities Electric Company (TU Electric) of up to $650,000,000 of First Mortgage Bonds currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933 and (ii) the possible future sale by TU Electric of 250,000 shares of Cumulative Preferred Stock ($100 liquidation value) similarly registered.

     On April 28, 1995, the Company and TU Electric renegotiated their credit facility agreements and entered into amendments that extended the terms of such credit facility agreements (Amended Agreements). The Amended Agreements have two facilities, for each of which the Company pays a fee. Facility A provides for borrowings up to $300,000,000 and terminates April 28, 1996. Facility B provides for borrowings up to $700,000,000 and terminates April 28, 2000. The Company's borrowings under the Amended Agreements are limited to $400,000,000. Borrowings under the Amended Agreements will be used for working capital and other corporate purposes, including commercial paper backup.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (CONTINUED)

     In order to remain competitive, the Company is aggressively managing its operating costs and capital expenditures through streamlined business processes and is developing and implementing strategies to address an increasingly competitive environment. These strategies include initiatives to improve the Company's return on corporate assets and to maximize shareholder value through new marketing programs, creative rate design, and new business opportunities. Additional initiatives under consideration include the potential disposition or alternative utilization of existing assets and the restructuring of strategic business units. Some of the Company's assets, including approximately $807 million invested in partially completed generating facilities on which construction is temporarily suspended and related mining facilities and approximately $579 million invested in coal properties of Chaco Energy Company, are not contributing to earnings and, as a result, the Company is considering possible alternatives to the scheduled development, operation and recovery of such assets through traditional means. While the Company currently believes that its investment in these assets can be recovered if held and ultimately developed according to existing plans, other alternatives might contribute more to the Company's long-term strategy of maximizing shareholder value and might include disposition for amounts which may be less than current book value with respect to these assets. It is not possible at this time to predict the effect any of these possible initiatives might have on the carrying value of the Company's assets or its results of operation.

     On May 9, 1995, Texas Utilities Communications Inc. (TU Communications), a new wholly-owned subsidiary of the Company entered into an agreement with PCS PrimeCo (PrimeCo), a partnership between four large telecommunications companies, to become a 20% equity participant in PrimeCo's personal communications services (PCS) business in three Federal Communications Commission-defined Major Trading Areas (MTAs). The Dallas/Ft. Worth, Houston and San Antonio MTAs cover almost the entire State of Texas, as well as portions of adjoining states. PrimeCo recently won licenses in these markets to provide PCS, which are wireless communications services. This partnership provides TU Communications with access to advanced telecommunications technology which is expected to be an important part of the System Companies' expanding energy services in the future.

     In July 1994, TU Electric filed a petition in the 200th Judicial District Court of Travis County, Texas to seek judicial review of the final order of the Public Utility Commission of Texas (PUC) granting a $449 million, or 9.0%, rate increase in connection with TU Electric's January 1993 rate increase request of $760 million, or 15.3% (Docket 11735). Other parties to the PUC proceedings also filed appeals with respect to various portions of the order. TU Electric is unable to predict the outcome of such appeals.

     The PUC's final order (Order) in connection with TU Electric's January 1990 rate increase request (Docket 9300) has been reviewed by the 250th Judicial District Court of Travis County, Texas (District Court) and thereafter was appealed to the Court of Appeals for the Third District of Texas (Court of Appeals). In June 1994, the Court of Appeals affirmed a prudence disallowance of $472 million provided for in the Order with respect to its Comanche Peak nuclear generating station (Comanche Peak), reversed and remanded the portion of the District Court's judgment that had affirmed a disallowance of $25 million relating to TU Electric's reacquisitions of the minority owner interests in Comanche Peak nuclear fuel, and affirmed the District Court's remand of the remainder of the disallowance of $884 million relating to the reacquisitions of such minority owner interests. Therefore, the Court of Appeals remanded an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owner interests in Comanche Peak to the PUC for reconsideration and ordered that such reconsideration be on the basis of a prudent investment standard.

     In addition, the Court of Appeals reversed the District Court's finding that the PUC erred in ordering a refund of $2.5 million with respect to certain fuel gas costs. Also, the Court of Appeals specified that, on remand, the PUC will be required to re-evaluate the appropriate level of TU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing and to reconsider whether

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - (CONTINUED )

LIQUIDITY AND CAPITAL RESOURCES - (CONTINUED)

the $442 million revenue increase provided for in the PUC's final order remains the benchmark in light of this re-examination.

     The Court of Appeals also ruled in the appeal of TU Electric's Docket 9300 rate case that prior court rulings required that the tax benefits generated by costs, including capital costs, not allowed in rates, must be used to reduce rates charged to customers, reversing the District Court's decision. TU Electric believes that such ruling is erroneous and not consistent with the Texas Public Utility Regulatory Act (PURA). TU Electric contended that, according to a Private Letter Ruling issued to TU Electric by the Internal Revenue Service
(IRS) with respect to investment tax credits, such ratemaking treatment, to the extent related to property classified for tax purposes as public utility property, would result in a violation of the normalization rules under the Internal Revenue Code of 1986, as amended. Violation of the normalization rules would result in a significant adverse effect on TU Electric's results of operation and liquidity. If there are normalization violations, TU Electric will forfeit its investment tax credits which remain unamortized as of the date of the violation, and will also forfeit the ability to take advantage of accelerated tax depreciation in years to which the violative order relates. This could result in payments to the IRS of up to $1.3 billion. TU Electric disagrees with certain portions of the decision of the Court of Appeals, including specifically its decision with respect to federal income taxes, and has filed an appeal to the Supreme Court of Texas. Other parties have also filed appeals of this decision to the Supreme Court of Texas. TU Electric cannot predict whether such appeals will be accepted by the Supreme Court of Texas and cannot predict the outcome of any such appeals or any resulting reconsideration of these issues on remand by the PUC.

     On April 13, 1995 in an appeal of a rate case involving another utility, the Supreme Court of Texas held that the PUC has considerable discretion in determining the fair share of consolidated tax savings to be allocated to a utility and, accordingly, is not required to include losses of unregulated affiliates in determining such fair share. The Supreme Court also held that the PUC could not use the tax benefits generated by disallowed expenses to reduce rates.

     In August 1994, TU Electric petitioned the PUC for a recovery of approximately $93 million, including interest, in under-collected fuel costs for the period July 1993 through June 1994. The PUC approved the recovery of this amount over a six-month period beginning in January 1995. The PUC's approval of this surcharge and a previously approved $147.5 million surcharge for fuel cost recovery for a prior period have been appealed by certain intervenors to the district courts of Travis County, Texas. In those appeals, those parties are contending that the PUC is without authority to allow a fuel cost surcharge without a hearing and findings that the costs are reasonable and necessary and that the prices charged to TU Electric by affiliated suppliers are no higher than the prices charged by those affiliates to others for the same item or class of items. TU Electric will vigorously defend its position in these appeals but is unable to predict their outcome.

     In June 1994, TU Electric filed with the PUC and municipalities with original regulatory jurisdiction a package of four proposed flexible rates. Two of the proposed rates would allow for negotiated competitive pricing through reductions in demand charges to retain existing non-residential retail and wholesale customers who have viable alternative sources of supply and would otherwise leave the system. The remaining two rates are an economic development rider and an environmental technology service rider. The economic development rider would provide an incentive to attract new businesses and jobs and to encourage existing customers to expand their facilities within TU Electric's service area. The environmental technology service rider would provide an incentive for qualifying customers to convert to advanced technologies that conserve total energy or improve the environment. These new rates have been approved and implemented in over 160 municipalities with original regulatory jurisdiction, including the cities of Dallas and Fort Worth, within TU Electric's service territory. Following hearings on the proposed rates, however, the PUC issued an interim

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (CONCLUDED)

order on the rate package which either rejected or significantly weakened the proposed flexible rates, rendering them ineffective. In January 1995, TU Electric withdrew its package of proposed rates from consideration by the PUC. This action does not affect the over 160 municipalities where the flexible rates are already in effect. The Sunset Review of PURA by the Texas legislature in 1995 is expected to include several of the key issues involved in this case. Through its involvement at the legislature and the PUC, TU Electric will continue to pursue the possibility of offering flexible rates.

     In October 1994, TU Electric filed an application for approval by the PUC of its Integrated Resource Plan (IRP) for the ten year period 1995-2004. The IRP includes initiatives that address demand-side management resources, purchased power, and future generating capacity that includes renewable energy sources. TU Electric's IRP includes 288 megawatts ( MW) of simple-cycle combustion turbines, 1,514 MW of combined-cycle combustion turbines and 300 MW of wind or other renewable resources. Assuming these units are financed by TU Electric using traditional methods, approximately $200 million would be added to capital expenditures in 1997. TU Electric's IRP also includes one lignite-fueled 750 MW unit at Twin Oak. The second lignite-fueled Twin Oak unit has been deferred beyond the ten-year planning period. Hearings on this application were concluded in March 1995. The PUC's decision on the IRP is expected in mid-1995.

     The Company's capital requirements have not been significantly affected by the requirements of the federal Clean Air Act, as amended (Clean Air Act). Although TU Electric is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact on the Company. During 1994, installation of continuous emissions monitoring systems was completed at a total cost of approximately $38 million. Any additional required capital costs, as well as any increased operating costs, associated with these new requirements or compliance measures are expected to be recoverable through rates, as similar costs have been recovered in the past. TU Electric's environmental expenditures for 1995 are estimated to be $58 million.

     The National Energy Policy Act of 1992 (Energy Act) addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. The PUC has initiated a generic rule making proceeding to address transmission issues within Texas. In addition, legislation is currently being considered by the Texas legislature which, if enacted, could impact the structure of the PUC and its regulatory practices and could lead to increased competition in some aspects of the electric utility industry. Although TU Electric and Southwestern Electric Service Company (SESCO) are unable to predict the ultimate impact of the Energy Act and any related regulations or any potential state legislation or PUC regulation on their operations, they believe that such actions are consistent with the trend toward increased competition in the energy industry.

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

RESULTS OF OPERATION

     The following compares operating results for the three- and twelve-month periods ended March 31, 1995 with the same periods ended March 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - (CONTINUED)

RESULTS OF OPERATION - (CONTINUED)

     Operating revenues decreased approximately 4% and increased less than 1% for the three- and twelve-month periods ended March 31, 1995, respectively. The following table details the factors contributing to these changes:

                                                            INCREASE (DECREASE)
                                                            -------------------
               FACTORS                            THREE MONTHS ENDED   TWELVE MONTHS ENDED
               -------                            ------------------   -------------------
                                                            THOUSANDS OF DOLLARS

        Base rate revenue (billed)...............      $(21,983)            $ 235,416
        Fuel revenue.............................       (20,084)             (142,002)
        Power cost recovery factor revenue.......        (3,522)              (34,244)
        Unbilled revenue and other...............       (11,524)              (46,137)
                                                       --------             ---------
            Total................................      $(57,113)            $  13,033
                                                       ========             =========

Base rate revenue decreased for the three-month period and increased for the twelve-month period. Energy sales decreased approximately 2% and increased approximately 2% for the three- and twelve-month periods, respectively. The effect on energy sales and base rate revenue for both periods was primarily a result of mild weather conditions and loss of wholesale power sales, partially offset by an increase in customers and billing cycle days. For the twelve-month period, the rate increase placed in effect in August 1993 increased base rate revenues over the prior period. The decrease in fuel revenue for both periods was primarily due to a reduction in gas prices and, for the twelve-month period, increased nuclear generation as compared to the prior period. The decrease in unbilled revenue and other in both periods resulted from milder weather conditions than in the prior period and an increase in the number of billing days.

     Fuel and purchased power expense decreased approximately 6% and 9% for the three- and twelve-month periods, respectively, primarily due to a reduction in gas prices, purchased power commitments and, for the twelve-month period, increased utilization of nuclear fuel.

     Total operating expenses, excluding fuel and purchased power, decreased approximately 5% and increased approximately 2% for the three- and twelve-month periods, respectively. Combined operation and maintenance expense decreased for both periods due primarily to a decrease in employee benefit expenses and, for the twelve-month period, a reduction in inventory adjustments taken in the prior period. For the twelve-month period, such decrease was partially offset by the effect of the commencement of commercial operation of Unit 2 of Comanche Peak and the amortization of voluntary retirement/severance costs. Taxes other than income decreased for the three-month period due primarily to a reduction in franchise, state gross receipts and estimated ad valorem taxes. The increase in the twelve-month period was due to increased local gross receipts taxes resulting from higher tax rates and increased gross receipts revenues partially offset by a reduction in estimated ad valorem taxes.

     Allowance for funds used during construction (AFUDC) decreased approximately 5% and 87% for the three- and twelve-month periods, respectively. The decrease in the twelve-month period was primarily due to the discontinuation of the accrual of AFUDC on Unit 2 of Comanche Peak when such unit achieved commercial operation in August 1993.

     The regulatory disallowance in the prior twelve-month period reflects charges resulting from a settlement agreement among the parties in Docket 11735.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - (CONCLUDED)

RESULTS OF OPERATION - (CONCLUDED)

     Federal income taxes - other income increased for the twelve-month period primarily due to the effect from the prior period of recording the taxes associated with the regulatory disallowances on Unit 2 of Comanche Peak.

     Total interest charges, excluding AFUDC, decreased approximately 5% and 4% for the three- and twelve-month periods, respectively. Interest on mortgage bonds decreased over the prior periods as a result of reduced interest requirements due to the Company's refinancing efforts, partially offset by increased interest requirements for new issues sold. Interest on other long-term debt decreased in both periods due primarily to the continuing retirement of debt incurred on the purchases of the minority ownership interests in Comanche Peak. Other interest expense increased primarily due to increased average short-term borrowings and increased amortization of debt issuance expenses and redemption premiums.

     Preferred stock dividends decreased approximately 16% and 14% for the three-and twelve-month periods, respectively, primarily due to the redemption of certain series with higher dividend rates.

     The major factors affecting earnings for the twelve-month period were the implementation of the Docket 11735 rate increase offset by the discontinuation of AFUDC on Comanche Peak Unit 2 and the commencement of depreciation on approximately $668 million of investment in Comanche Peak Unit 2 incurred after the end of the Docket 11735 test year which is not being recovered currently in rates. The major factors affecting earnings for the three-month period were continuing cost reduction efforts partially offset by mild weather conditions. Consolidated net income increased approximately 13% and 95% for the three- and twelve-month periods, respectively.

ACCOUNTING CHANGE

     In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121) was issued. Statement 121 is effective for financial statements for fiscal years beginning after December 15, 1995 and prescribes a methodology for assessing and measuring impairments in the carrying value of certain assets. As a result of such standard, the Company will be subject to a more formal standard for assessing asset impairment in the future.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                          PART II. OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

RATE PROCEEDINGS

     Reference is made herein to Note 6 to Condensed Consolidated Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation contained in Part I of this Report regarding TU Electric's rate proceedings.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits filed as a part of Part II are:

              15 - Letter from Deloitte & Touche LLP as to unaudited interim financial information.

              27 - Financial Data Schedule.

          (b) Reports on Form 8-K filed since December 31, 1994 are as follows:

              None

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                   TEXAS UTILITIES COMPANY



                                                  By      /s/ H. Dan Farell
                                                    ----------------------------
                                                           H. Dan Farell
                                                          Controller and
                                                    Principal Accounting Officer

Date:  May 10, 1995

                               INDEX TO EXHIBITS

                                                          SEQUENTIALLY
EXHIBIT                                                     NUMBERED
  NO.                   DESCRIPTION OF EXHIBIT                PAGE
- -------                 ----------------------            ------------

  15       -- Letter from Deloitte & Touche LLP as to
              unaudited interim financial information.

  27       -- Financial Data Schedule


