Form 10-Q
period 1995-06-30
TEXAS UTILITIES CO; TEXAS UTILITIES ELECTRIC CO
filed 1995-08-11
CIK 97561, 710182

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                    ---------------------------------------
                                   FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                   -- OR --

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    --------------------------------------

                            TEXAS UTILITIES COMPANY

     A Texas Corporation                     I.R.S. Employer Identification
Commission File Number 1-3591                        No. 75-0705930

              ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201
                                 (214) 812-4600

                        TEXAS UTILITIES ELECTRIC COMPANY

    A Texas Corporation                      I.R.S. Employer Identification
Commission File Number 0-11442                       No. 75-1837355

             ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201
                                (214) 812-4600
                   -----------------------------------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes    X        No
   ---------       ---------

COMMON STOCK OUTSTANDING AT JULY 31, 1995:
Texas Utilities Company: 225,841,037 shares, without par value.
Texas Utilities Electric Company: 156,800,000 shares, without par value.

THIS COMBINED FORM 10-Q IS FILED SEPARATELY BY TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY. INFORMATION CONTAINED HEREIN RELATING TO AN INDIVIDUAL REGISTRANT IS FILED BY THAT REGISTRANT ON ITS OWN BEHALF EXCEPT THAT THE INFORMATION WITH RESPECT TO TEXAS UTILITIES ELECTRIC COMPANY, OTHER THAN THE FINANCIAL STATEMENTS OF TEXAS UTILITIES ELECTRIC COMPANY, IS FILED BY EACH OF TEXAS UTILITIES ELECTRIC COMPANY AND TEXAS UTILITIES COMPANY. NEITHER TEXAS UTILITIES ELECTRIC COMPANY NOR TEXAS UTILITIES COMPANY MAKES ANY REPRESENTATIONS AS TO INFORMATION FILED BY THE OTHER REGISTRANT.

===============================================================================

                               TABLE OF CONTENTS
- -------------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION                                              PAGE
                                                                           ----

         Item 1.  Financial Statements

            TEXAS UTILITIES COMPANY AND SUBSIDIARIES
              Condensed Statements of Consolidated Income
              Three, Six and Twelve Months Ended June 30, 1995 and 1994....   3

              Condensed Statements of Consolidated Cash Flows
              Six Months Ended June 30, 1995 and 1994......................   4

              Condensed Consolidated Balance Sheets
              June 30, 1995 and December 31, 1994..........................   5


            TEXAS UTILITIES ELECTRIC COMPANY
              Condensed Statements of Income
              Three, Six and Twelve Months Ended June 30, 1995 and 1994....   7

              Condensed Statements of Cash Flows
              Six Months Ended June 30, 1995 and 1994......................   8

              Condensed Balance Sheets
              June 30, 1995 and December 31, 1994..........................   9

            NOTES TO CONDENSED FINANCIAL STATEMENTS........................  11

            INDEPENDENT ACCOUNTANTS' REPORTS...............................  18


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operation.................................  20


PART II. OTHER INFORMATION


         Item 1.  Legal Proceedings........................................  24
         Item 4.  Submission of Matters to a Vote of Security Holders......  24
         Item 5.  Other Information........................................  25
         Item 6.  Exhibits and Reports on Form 8-K.........................  25


SIGNATURES.................................................................  26

                        PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)



                                THREE MONTHS ENDED        SIX MONTHS ENDED        TWELVE MONTHS ENDED
                                      JUNE 30,                JUNE 30,                  JUNE 30,
                             -----------------------   ---------------------     ----------------------
                               1995          1994        1995          1994        1995          1994
                             -------        --------   -------       -------     -------        -------
                                                       THOUSANDS OF DOLLARS

OPERATING REVENUES.........  $1,353,998   $1,436,738   $2,598,263   $2,740,836   $5,520,970   $5,776,902
                             ----------   ----------   ----------   ----------   ----------   ----------

OPERATING EXPENSES
  Fuel and purchased power.     392,277      434,303      782,869      851,589    1,660,372    1,856,420
  Operation................     203,862      210,301      399,478      427,332      844,417      865,716
  Maintenance..............      65,970       82,942      134,801      155,321      284,421      357,636
  Depreciation and
   amortization............     139,245      137,100      278,159      273,698      554,001      497,602
  Federal income taxes.....      81,861       81,565      124,634      124,796      316,905      357,390
  Taxes other than income..     130,339      144,972      269,307      292,634      535,744      557,023
                             ----------   ----------   ----------   ----------   ----------   ----------
   Total operating expenses   1,013,554    1,091,183    1,989,248    2,125,370    4,195,860    4,491,787
                             ----------   ----------   ----------   ----------   ----------   ----------
OPERATING INCOME...........     340,444      345,555      609,015      615,466    1,325,110    1,285,115
                             ----------   ----------   ----------   ----------   ----------   ----------

OTHER INCOME (LOSS)
  Allowance for equity
   funds used during
   construction............           6        3,092          (48)       5,981        4,746       41,574
  Regulatory disallowances.          --           --           --           --           --     (359,556)
  Other income and
   deductions -- net.......       4,388        6,912        9,124       16,238       20,490       33,119
  Federal income taxes.....      (2,717)      (1,413)      (5,662)      (4,649)     (10,657)      90,671
                             ----------   ----------   ----------   ----------   ----------   ----------
   Total other income (loss)      1,677        8,591        3,414       17,570       14,579     (194,192)
                             ----------   ----------   ----------   ----------   ----------   ----------
TOTAL INCOME...............     342,121      354,146      612,429      633,036    1,339,689    1,090,923
                             ----------   ----------   ----------   ----------   ----------   ----------

INTEREST CHARGES
 Interest on mortgage bonds     135,241      141,603      272,228      290,294      549,477      596,323
 Interest on other
  long-term debt...........      27,276       23,542       50,405       47,320       95,609      100,582
 Other interest............      14,580       19,431       30,985       33,498       64,295       49,744
 Allowance for borrowed
  funds used during
  construction.............      (4,643)      (2,647)      (9,813)      (5,121)     (15,953)     (31,935)
                             ----------   ----------   ----------   ----------   ----------   ----------
    Total interest charges.     172,454      181,929      343,805      365,991      693,428      714,714

PREFERRED STOCK DIVIDENDS
 OF SUBSIDIARY.............      21,235       25,990       44,781       54,072       92,592      110,359
                             ----------   ----------   ----------   ----------   ----------   ----------
CONSOLIDATED NET INCOME....  $  148,432   $  146,227   $  223,843   $  212,973   $  553,669   $  265,850
                             ==========   ==========   ==========   ==========   ==========   ==========

Average shares of common
 stock outstanding
 (thousands)...............     225,841      225,841      225,841      225,826      225,841      224,719

 Earnings and dividends
  per share of common stock:
   Earnings (on average
    shares outstanding)....  $     0.66   $     0.65   $     0.99   $     0.94   $     2.45   $     1.18
   Dividends declared per
    share of common stock..  $     0.77   $     0.77   $     1.54   $     1.54   $     3.08   $     3.08

           See Accompanying Notes to Condensed Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)



                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                      --------------------
                                                        1995        1994
                                                      --------    --------
                                                      THOUSANDS OF DOLLARS

CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income.......................        $223,843    $212,973
Adjustments to reconcile consolidated net
 income to cash provided by operating
 activities:
  Depreciation and amortization
   (including amounts charged to fuel)........         352,533     350,237
  Deferred federal income taxes -- net........          98,176      60,877
  Federal investment tax credits -- net.......         (11,518)    (14,410)
  Allowance for equity funds used during
   construction...............................              48      (5,981)
  Changes in operating assets and liabilities:
    Receivables...............................         (65,329)    (70,725)
    Inventories...............................           4,810      17,003
    Accounts payable..........................          45,426     (18,605)
    Interest and taxes accrued................         (48,393)    (79,173)
    Other working capital.....................         (40,923)     30,128
    Over/(under)-recovered fuel
     revenue -- net of deferred taxes.........          85,388     (21,991)
    Other -- net..............................          (9,911)     48,471
                                                      --------    --------
      Cash provided by operating activities...         634,150     508,804
                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of securities:
  First mortgage bonds........................         317,176     378,340
  Other long-term debt........................         300,000          --
  Common stock................................              --      62,102
Retirement of long-term debt and
 preferred stock..............................        (501,251)   (851,406)
Change in notes payable.......................         (64,781)    320,335
Common stock dividends paid...................        (347,861)   (347,795)
Debt premium, discount, financing and
 reacquisition expenses.......................         (44,672)    (11,013)
                                                      --------    --------
      Cash used in financing activities.......        (341,389)   (449,437)
                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures.....................        (199,428)   (200,949)
Allowance for equity funds used during
 construction (excluding amount for
 nuclear fuel)................................             (48)      2,485
Change in construction
 receivables/payables -- net..................           1,328        (390)
                                                      --------    --------
      Cash construction expenditures..........        (198,148)   (198,854)
Non-utility property -- net...................         (63,039)    (15,655)
Nuclear fuel (excluding allowance for equity
 funds used during construction)..............         (18,552)    (27,911)
Other investments.............................         (13,185)     (9,159)
                                                      --------    --------
      Cash used in investing activities.......        (292,924)   (251,579)

NET CHANGE IN CASH AND CASH EQUIVALENTS.......            (163)   (192,212)

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE           7,426     212,584
                                                      --------    --------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE...        $  7,263    $ 20,372
                                                      ========    ========

           See Accompanying Notes to Condensed Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                              JUNE 30,    DECEMBER 31,
                                                                                1995          1994
                                                                            (UNAUDITED)
                                                                            -----------   ------------
                                                                               THOUSANDS OF DOLLARS

UTILITY PLANT
  In service:
    Production............................................................  $16,520,207    $16,516,326
    Transmission..........................................................    1,588,824      1,573,634
    Distribution..........................................................    4,145,969      4,048,867
    General...............................................................      446,173        456,212
                                                                            -----------    -----------
        Total.............................................................   22,701,173     22,595,039
  Less accumulated depreciation...........................................    5,232,948      5,023,003
                                                                            -----------    -----------
        Utility plant in service less accumulated depreciation............   17,468,225     17,572,036
  Construction work in progress...........................................      271,833      1,060,731
  Nuclear fuel (net of accumulated amortization: 1995 -- $246,944,000;
   1994 -- $205,420,000)..................................................      275,991        298,964
  Held for future use (Note 6)............................................      853,074         46,197
                                                                            -----------    -----------
        Utility plant less accumulated depreciation and amortization......   18,869,123     18,977,928
  Less reserve for regulatory disallowances (Note 5)......................    1,308,460      1,308,460
                                                                            -----------    -----------
        Net utility plant.................................................   17,560,663     17,669,468
                                                                            -----------    -----------

INVESTMENTS
  Non-utility property....................................................      632,376        569,337
  Other investments.......................................................      135,746        122,906
                                                                            -----------    -----------
        Total investments.................................................      768,122        692,243
                                                                            -----------    -----------

CURRENT ASSETS
  Cash in banks...........................................................        7,263          7,426
  Special deposits........................................................        1,006          1,002
  Accounts receivable:
   Customers..............................................................      269,647        201,687
   Other..................................................................       35,327         38,712
   Allowance for uncollectible accounts...................................       (4,341)        (5,095)
  Inventories -- at average cost:
   Materials and supplies.................................................      195,277        194,271
   Fuel stock.............................................................      139,846        145,662
  Prepaid taxes...........................................................       42,010         21,629
  Other prepayments.......................................................       39,034         41,871
  Deferred federal income taxes...........................................       37,355         37,113
  Other current assets....................................................       12,666         11,216
                                                                            -----------    -----------
        Total current assets..............................................      775,090        695,494
                                                                            -----------    -----------

DEFERRED DEBITS
   Unamortized regulatory assets:
    Debt reacquisition costs..............................................      321,187        284,563
    Cancelled lignite unit costs..........................................       16,677         18,049
    Rate case costs.......................................................       63,517         64,862
    Litigation and settlement costs.......................................       72,685         72,685
    Voluntary retirement/severance program................................      170,339        184,340
    Recoverable deferred federal income taxes -- net......................    1,181,980      1,201,688
    Other regulatory assets...............................................       15,178         15,939
   Under-recovered fuel revenue...........................................           --         29,860
   Other deferred debits..................................................       70,692         36,902
                                                                            -----------    -----------
        Total deferred debits.............................................    1,912,255      1,908,888
   Less reserve for regulatory disallowances (Note 5).....................       72,685         72,685
                                                                            -----------    -----------
        Net deferred debits...............................................    1,839,570      1,836,203
                                                                            -----------    -----------

                Total.....................................................  $20,943,445    $20,893,408
                                                                            ===========    ===========

           See Accompanying Notes to Condensed Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        CAPITALIZATION AND LIABILITIES

                                                                                                JUNE 30,      DECEMBER 31,
                                                                                                 1995            1994
                                                                                              (UNAUDITED)
                                                                                             ------------     ------------
                                                                                                 THOUSANDS OF DOLLARS
CAPITALIZATION
  Common stock without par value -- net:
        Authorized shares -- 500,000,000
        Outstanding shares: 1995 -- 225,841,037; 1994 -- 225,841,037................           $ 4,802,844    $ 4,798,797
  Retained earnings.................................................................             1,569,738      1,691,250
                                                                                               -----------    -----------
                Total common stock equity...........................................             6,372,582      6,490,047
  Preferred stock:
        Not subject to mandatory redemption.........................................               855,869        870,190
        Subject to mandatory redemption.............................................               300,457        387,482
  Long-term debt, less amounts due currently........................................             8,130,245      7,888,413
                                                                                               -----------    -----------
                Total capitalization................................................            15,659,153     15,636,132
                                                                                               -----------    -----------


CURRENT LIABILITIES
  Notes payable -- commercial paper.................................................               299,105        363,886
  Long-term debt due currently......................................................                58,126         74,610
  Accounts payable..................................................................               266,415        219,661
  Dividends declared................................................................               194,978        197,564
  Customers' deposits...............................................................                61,287         56,391
  Taxes accrued.....................................................................               207,198        243,753
  Interest accrued..................................................................               171,707        183,545
  Over-recovered fuel revenue.......................................................               101,850             --
  Other current liabilities.........................................................                71,029         95,329
                                                                                               -----------    -----------
                Total current liabilities...........................................             1,431,695      1,434,739
                                                                                               -----------    -----------



DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred federal income taxes.........................................             2,888,243      2,852,462
  Unamortized federal investment tax credits........................................               667,586        679,104
  Other deferred credits and noncurrent liabilities.................................               296,768        290,971
                                                                                               -----------    -----------
                Total deferred credits and other noncurrent liabilities.............             3,852,597      3,822,537


COMMITMENTS AND CONTINGENCIES (Note 6)
                                                                                               -----------    -----------



                Total...............................................................           $20,943,445    $20,893,408
                                                                                               ===========    ===========

           See Accompanying Notes to Condensed Financial Statements.

                       TEXAS UTILITIES ELECTRIC COMPANY
                        CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                            THREE MONTHS ENDED            SIX MONTHS ENDED         TWELVE MONTHS ENDED
                                                 JUNE 30,                     JUNE 30,                  JUNE 30,
                                         -------------------------   -------------------------   ------------------------
                                            1995           1994          1995          1994         1995          1994
                                         ----------     ----------    ----------    ----------   ----------    ----------
                                                                        THOUSANDS OF DOLLARS

 OPERATING REVENUES..................    $1,341,245     $1,423,644    $2,575,017    $2,716,979    $5,471,212    $5,728,293
                                         ----------     ----------    ----------    ----------    ----------    ----------
 OPERATING EXPENSES
   Fuel and purchased power..........       410,127        452,981       816,829       886,524     1,728,798     1,930,781
   Operation.........................       189,939        194,610       377,471       397,488       793,040       804,988
   Maintenance.......................        63,853         80,405       131,231       151,337       275,653       347,115
   Depreciation and amortization.....       136,871        134,816       273,428       269,121       544,842       487,814
   Federal income taxes..............        87,580         86,061       135,024       134,918       338,570       377,323
   Taxes other than income...........       124,254        139,188       257,022       279,891       511,561       533,448
                                         ----------     ----------    ----------    ----------    ----------    ----------
        Total operating expenses.....     1,012,624      1,088,061     1,991,005     2,119,279     4,192,464     4,481,469
                                         ----------     ----------    ----------    ----------    ----------    ----------
 OPERATING INCOME....................       328,621        335,583       584,012       597,700     1,278,748     1,246,824
                                         ----------     ----------    ----------    ----------    ----------    ----------

 OTHER INCOME (LOSS)
   Allowance for equity funds used
    during construction..............            --          3,085           (58)        5,968         4,717        41,552
   Regulatory disallowances..........            --             --            --            --            --      (359,556)
   Other income and deductions
    -- net...........................         2,680          1,848         5,042         4,635        10,567         7,786
   Federal income taxes..............          (808)        (1,134)       (1,592)       (2,080)       (3,734)      101,310
                                         ----------     ----------    ----------    ----------    ----------    ----------
        Total other income (loss)....         1,872          3,799         3,392         8,523        11,550      (208,908)
                                         ----------     ----------    ----------    ----------    ----------    ----------
 TOTAL INCOME........................       330,493        339,382       587,404       606,223     1,290,298     1,037,916
                                         ----------     ----------    ----------    ----------    ----------    ----------

 INTEREST CHARGES
   Interest on mortgage bonds........       135,205        141,557       272,147       290,203       549,306       596,141
   Interest on other long-term
    debt.............................        12,823          8,058        21,422        16,141        37,464        37,755
   Other interest....................        12,887         18,060        27,667        31,884        58,414        46,365
   Allowance for borrowed funds used
    during construction..............        (4,641)        (2,645)       (9,809)       (5,117)      (15,943)      (31,929)
                                         ----------     ----------    ----------    ----------    ----------    ----------
        Total interest charges.......       156,274        165,030       311,427       333,111       629,241       648,332
                                         ----------     ----------    ----------    ----------    ----------    ----------

 NET INCOME..........................       174,219        174,352       275,977       273,112       661,057       389,584

 PREFERRED STOCK DIVIDENDS...........        21,235         25,990        44,781        54,072        92,592       110,359
                                         ----------     ----------    ----------    ----------    ----------    ----------
 NET INCOME AFTER PREFERRED
   STOCK DIVIDENDS...................    $  152,984     $  148,362    $  231,196    $  219,040    $  568,465    $  279,225
                                         ==========     ==========    ==========    ==========    ==========    ==========

           See Accompanying Notes to Condensed Financial Statements.

                       TEXAS UTILITIES ELECTRIC COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                           ------------------------
                                                                                              1995           1994
                                                                                           ---------      ---------
                                                                                             THOUSANDS OF DOLLARS

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income..............................................................................   $275,977       $273,112
 Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization........................................................    337,374        332,572
    Deferred federal income taxes -- net.................................................    105,474         80,058
    Federal investment tax credits -- net................................................    (10,730)       (13,044)
    Allowance for equity funds used during construction..................................         58         (5,968)
    Changes in operating assets and liabilities:
        Receivables......................................................................    (59,401)       (72,243)
        Inventories......................................................................     (3,309)         4,846
        Accounts payable.................................................................     16,439         (2,608)
        Interest and taxes accrued.......................................................    (48,370)       (63,499)
        Other working capital............................................................    (33,066)        26,713
        Over/(under)-recovered fuel revenue -- net of deferred taxes.....................     85,388        (21,991)
        Other -- net.....................................................................    (18,692)        35,956
                                                                                            --------       --------
                Cash provided by operating activities....................................    647,142        573,904
                                                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sales of securities:
    First mortgage bonds.................................................................    317,176        378,340
    Other long-term debt.................................................................    300,000             --
    Common stock.........................................................................         --        249,600
 Retirement of long-term debt and preferred stock........................................   (496,976)      (773,440)
 Change in notes receivable -- affiliates................................................    (30,614)        (6,808)
 Change in notes payable -- parent.......................................................         --        (88,434)
 Change in notes payable -- other........................................................    (64,781)       295,335
 Preferred stock dividends paid..........................................................    (47,141)       (55,804)
 Common stock dividends paid.............................................................   (360,640)      (355,120)
 Debt premium, discount, financing and reacquisition expenses............................    (44,672)       (11,334)
                                                                                            --------       --------
                Cash used in financing activities........................................   (427,648)      (367,665)
                                                                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures...............................................................   (190,942)      (190,557)
 Allowance for equity funds used during construction (excluding amount for nuclear fuel).        (58)         2,472
 Change in construction receivables/payables -- net......................................      1,328            449
                                                                                            --------       --------
                Cash construction expenditures...........................................   (189,672)      (187,636)
 Non-utility property -- net.............................................................         16             --
 Nuclear fuel (excluding allowance for equity funds used during construction)............    (18,552)       (27,911)
 Other investments.......................................................................    (11,423)       (10,411)
                                                                                            --------       --------
                Cash used in investing activities........................................   (219,631)      (225,958)
                                                                                            --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS..................................................       (137)       (19,719)

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE...........................................      6,699         27,929
                                                                                            --------       --------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE..............................................   $  6,562       $  8,210
                                                                                            ========       ========


           See Accompanying Notes to Condensed Financial Statements.

                       TEXAS UTILITIES ELECTRIC COMPANY
                           CONDENSED BALANCE SHEETS
                                    ASSETS

                                                                               JUNE 30,    DECEMBER 31,
                                                                                 1995          1994
                                                                             (UNAUDITED)
                                                                            -------------  ------------
                                                                               THOUSANDS OF DOLLARS

ELECTRIC PLANT
  In service:
   Production.............................................................  $15,560,887    $15,553,422
   Transmission...........................................................    1,582,795      1,567,617
   Distribution...........................................................    4,092,240      3,997,061
   General................................................................      414,501        425,973
                                                                            -----------    -----------
        Total.............................................................   21,650,423     21,544,073
   Less accumulated depreciation..........................................    4,763,942      4,560,054
                                                                            -----------    -----------
        Electric plant in service less accumulated depreciation...........   16,886,481     16,984,019
  Construction work in progress...........................................      257,656        971,429
  Nuclear fuel (net of accumulated amortization:  1995 -- $246,944,000;
   1994 -- $205,420,000)..................................................      275,991        298,964
  Held for future use (Note 6)............................................      772,333         43,550
                                                                            -----------    -----------
        Electric plant less accumulated depreciation and amortization.....   18,192,461     18,297,962
  Less reserve for regulatory disallowances (Note 5)......................    1,308,460      1,308,460
                                                                            -----------    -----------
        Net electric plant................................................   16,884,001     16,989,502
                                                                            -----------    -----------

INVESTMENTS...............................................................       82,492         71,085
                                                                            -----------    -----------

CURRENT ASSETS
   Cash in banks..........................................................        6,562          6,699
   Special deposits.......................................................          552            527
   Notes receivable - affiliates..........................................       59,208         28,594
   Accounts receivable:
    Customers.............................................................      263,522        196,507
    Other.................................................................       18,500         26,869
    Allowance for uncollectible accounts..................................       (4,271)        (5,026)
   Inventories -- at average cost:
    Materials and supplies................................................      181,080        178,977
    Fuel stock............................................................       84,731         83,525
   Prepaid taxes..........................................................       41,856         21,614
   Deferred federal income taxes..........................................       37,444         37,202
   Other current assets...................................................       15,306         16,379
                                                                            -----------    -----------
        Total current assets..............................................      704,490        591,867
                                                                            -----------    -----------

DEFERRED DEBITS
 Unamortized regulatory assets:
   Debt reacquisition costs...............................................      318,533        281,023
   Cancelled lignite unit costs...........................................       16,677         18,049
   Rate case costs........................................................       63,517         64,862
   Litigation and settlement costs........................................       72,685         72,685
   Voluntary retirement/severance program.................................      144,519        156,397
   Recoverable deferred federal income taxes -- net.......................    1,188,599      1,208,833
   Other regulatory assets................................................       12,194         12,654
 Under-recovered fuel revenue.............................................           --         29,860
 Other deferred debits....................................................       55,456         22,866
                                                                            -----------    -----------
        Total deferred debits.............................................    1,872,180      1,867,229
 Less reserve for regulatory disallowances (Note 5).......................       72,685         72,685
                                                                            -----------    -----------
        Net deferred debits...............................................    1,799,495      1,794,544
                                                                            -----------    -----------
                Total.....................................................  $19,470,478    $19,446,998
                                                                            ===========    ===========

           See Accompanying Notes to Condensed Financial Statements.

                       TEXAS UTILITIES ELECTRIC COMPANY
                           CONDENSED BALANCE SHEETS
                        CAPITALIZATION AND LIABILITIES


                                                                       JUNE 30,     DECEMBER 31,
                                                                         1995           1994
                                                                      (UNAUDITED)
                                                                      -----------   -----------
                                                                        THOUSANDS OF DOLLARS

CAPITALIZATION
  Common stock without par value:
    Authorized shares -- 180,000,000
    Outstanding shares: 1995 -- 156,800,000; 1994 -- 156,800,000..    $ 5,166,125   $ 5,166,125
  Retained earnings...............................................        817,876       948,136
                                                                      -----------   -----------
        Total common stock equity.................................      5,984,001     6,114,261
  Preferred stock:
    Not subject to mandatory redemption...........................        855,869       870,190
    Subject to mandatory redemption...............................        300,457       387,482
  Long-term debt, less amounts due currently......................      7,465,841     7,220,641
                                                                      -----------   -----------
        Total capitalization......................................     14,606,168    14,592,574
                                                                      -----------   -----------

CURRENT LIABILITIES
  Notes payable -- commercial paper................................       299,105       363,886
  Long-term debt due currently.....................................        40,263        56,037
  Accounts payable:
    Affiliates.....................................................       115,522        97,443
    Other..........................................................       112,832       113,144
  Dividends declared...............................................        21,080        23,600
  Customers' deposits..............................................        60,640        55,726
  Taxes accrued....................................................       198,066       234,840
  Interest accrued.................................................       148,198       159,794
  Over-recovered fuel revenue......................................       101,850            --
  Other current liabilities........................................        53,163        71,950
                                                                      -----------   -----------
        Total current liabilities..................................     1,150,719     1,176,420
                                                                      -----------   -----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred federal income taxes........................     2,804,324     2,761,772
  Unamortized federal investment tax credits.......................       653,479       664,209
  Other deferred credits and noncurrent liabilities................       255,788       252,023
                                                                      -----------   -----------
        Total deferred credits and other noncurrent liabilities....     3,713,591     3,678,004


COMMITMENTS AND CONTINGENCIES (Note 6)
                                                                      -----------   -----------


                Total..............................................   $19,470,478   $19,446,998
                                                                      ===========   ===========

           See Accompanying Notes to Condensed Financial Statements.

         TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  GENERAL

     Basis of Presentation -- The condensed financial statements of Texas Utilities Company and Subsidiaries (Company) and Texas Utilities Electric Company (TU Electric) have been prepared on the same basis as those in the respective 1994 Annual Report on Form 10-K of such company and, in the opinion of the Company or TU Electric, as the case may be, all adjustments (constituting only normal recurring accruals) necessary to a fair statement of the results of operation have been included therein. The statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company and TU Electric each believes that its respective disclosures are adequate to make the information presented not misleading.

     The financial statements and notes should be considered in conjunction with the financial statements, and the notes thereto, of the Company and TU Electric included in their respective 1994 Annual Reports on Form 10-K, and the information under Management's Discussion and Analysis of Financial Condition and Results of Operation herein.

     Certain financial statement items for 1994 have been reclassified to conform to the 1995 presentation.

THE COMPANY
- -----------
     Consolidation -- The consolidated financial statements include the Company and all of its subsidiaries (System Companies):

TU Electric                          Texas Utilities Services Inc. (TU Services)
Southwestern Electric Service        Texas Utilities Properties Inc.
 Company (SESCO)                      (TU Properties)
Texas Utilities Fuel Company         Texas Utilities Communications Inc.
 (Fuel Company)                       (TU Communications)
Texas Utilities Mining Company       Basic Resources Inc. (Basic)
 (Mining Company)
Chaco Energy Company (Chaco)

     In March 1995, TU Communications, a new wholly-owned subsidiary of the Company, was incorporated under the laws of the State of Delaware. TU Communications was organized to provide access to advanced telecommunications technology, primarily for the System Companies' expected expanding energy services business.

     All significant intercompany items and transactions have been eliminated in consolidation.

TU ELECTRIC
- -----------

     Allowance for Funds Used During Construction (AFUDC) -- TU Electric is capitalizing AFUDC monthly, on expenditures for ongoing construction work in progress (CWIP) and nuclear fuel in process not otherwise allowed in rate base by regulatory authorities. Effective January 1, 1995, TU Electric began using a gross rate of 6.75% for AFUDC for all construction. For 1994 and 1993, the gross rates were 8.6% and 10.4%, respectively.

2.  SHORT-TERM FINANCING

THE COMPANY AND TU ELECTRIC
- ---------------------------

     At June 30, 1995, the Company and TU Electric had joint lines of credit aggregating $1,000,000,000 under credit facility agreements (Agreements) with a group of commercial banks. The Agreements have two facilities. The Company pays a fee for each facility. Facility A provides for borrowings up to $300,000,000 and terminates April 28, 1996. Facility B provides for borrowings up to $700,000,000 and terminates April 28, 2000. The Company's borrowings under the Agreements are limited to $400,000,000. Borrowings under the Agreements will be used for working capital and other corporate purposes, including commercial paper backup.

         TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY

3.  CAPITALIZATION

COMMON STOCK

THE COMPANY
- -----------

     In 1990, the Company's Employee Thrift Plan (Thrift Plan) borrowed $250,000,000 in the form of a note payable from an outside lender and purchased 7,142,857 shares of common stock (LESOP Shares) from the Company in connection with the leveraged employee stock ownership provision of the Thrift Plan. LESOP Shares are held by the trustee until allocated to Thrift Plan participants when required to meet the System Companies' obligations under the terms of the Thrift Plan. The Company has purchased the note from the outside lender, which has been recorded as a reduction to common stock equity. The Thrift Plan uses dividends on the LESOP Shares purchased and contributions from the System Companies, if required, to repay interest and principal on the note. Common stock equity increases at such time as LESOP Shares are allocated to participants' accounts even though shares of common stock outstanding include unallocated LESOP Shares held by the trustee. Allocations to participants' accounts during the six months ended June 30, 1995, increased common stock equity by $4,046,525.

PREFERRED STOCK

TU ELECTRIC
- -----------

     At June 30, 1995 and December 31, 1994, TU Electric had 17,000,000 shares of preferred stock authorized by its articles of incorporation of which 11,764,553 and 12,787,228 shares were issued and outstanding, respectively.

     During the six months ended June 30, 1995, TU Electric redeemed or purchased 897,675 shares of preferred stock with annual dividend rates ranging from $7.22 to $10.375, and redeemed 125,000 shares of $9.64 Cumulative Preferred Stock which fulfills its mandatory redemption requirement until November 1, 1995.

LONG-TERM DEBT

TU ELECTRIC
- -----------

     TU Electric issued the following long-term debt during the six months ended June 30, 1995:

                                                                               PRINCIPAL
                                DESCRIPTION                                      AMOUNT          INTEREST RATE     MATURITY
                                -----------                                    ---------         -------------     --------
Term credit agreement.......................................................    $300,000,000          (a)           1997
Pollution control revenue bonds.............................................     317,176,000          (b)           2030
                                                                                 -----------
   Total....................................................................    $617,176,000
                                                                                ============

_____________________
(a) At June 30, 1995, borrowings under the term credit agreement carried annual interest rates of 6.4875% for the six-month period ending in November and 6.425% for the six-month period ending in December.
(b) All of such bonds currently bear interest in a daily mode and are secured by an irrevocable letter of credit. Interest rates have ranged from 1.80% to 5.25% per annum.

     TU Electric redeemed or reacquired the following long-term debt during the six months ended June 30, 1995:

                                                                               PRINCIPAL
               DESCRIPTION                                                      AMOUNT           INTEREST RATE    MATURITY
               -----------                                                     --------          -------------    --------
First mortgage bonds.......................................................     $111,150,000        9-7/8%          2019
Taxable pollution control revenue bonds....................................        9,000,000        8.85%*          2021
Pollution control revenue bonds............................................      252,235,000   7-3/4% to 9-7/8%  2007-2018
                                                                                ------------
      Total................................................................     $372,385,000
                                                                                ============

- ------------------------------------
* The remaining $91,000,000 of Taxable Series 1991 was remarketed on June 1, 1995, in a flexible mode for rate periods up to 180 days and is secured by an irrevocable letter of credit.

         TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY

3.  CAPITALIZATION -- (CONCLUDED)

     In July 1995, TU Electric reacquired $7,000,000 of 10-5/8% First Mortgage and Collateral Trust Bonds due September 1, 2020.

4.  RETAINED EARNINGS

THE COMPANY
- -----------

     The articles of incorporation and the mortgages, as supplemented, of TU Electric and SESCO contain provisions which, under certain conditions, restrict distributions on or acquisitions of their common stock. At June 30, 1995, $139,057,000 of the Company's retained earnings was thus restricted as a result of such provisions. Retained earnings at such date also included $431,243,000, representing the Company's equity in undistributed earnings since acquisition included in transfers by TU Electric from its retained earnings to stated value of common stock. The total of such restricted retained earnings at June 30, 1995 is $570,300,000.

5.  RATE PROCEEDINGS

TU ELECTRIC
- -----------

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

     The Court of Appeals also ruled in the appeal of TU Electric's Docket 9300 rate case that prior court rulings required that the tax benefits generated by costs, including capital costs, not allowed in rates, must be used to reduce rates charged to customers, reversing the District Court's decision. TU Electric believes that such ruling is erroneous and not consistent with the Texas Public Utility Regulatory Act (PURA). TU Electric contended that, according to a

         TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY

5.  RATE PROCEEDINGS -- (CONTINUED)

Private Letter Ruling issued to TU Electric by the Internal Revenue Service
(IRS) with respect to investment tax credits, such ratemaking treatment, to the extent related to property classified for tax purposes as public utility property, would result in a violation of the normalization rules under the Internal Revenue Code of 1986, as amended. Violation of the normalization rules would result in a significant adverse effect on TU Electric's results of operation and liquidity. If there are normalization violations, TU Electric will forfeit its investment tax credits that remain unamortized as of the date of the violation, and will also forfeit the ability to take advantage of accelerated tax depreciation in years to which the violative order relates. This could result in payments to the IRS of up to $1.3 billion. TU Electric disagrees with certain portions of the decision of the Court of Appeals, including specifically its decision with respect to federal income taxes, and has filed an appeal to the Supreme Court of Texas. Other parties have also filed appeals of this decision to the Supreme Court of Texas. TU Electric cannot predict whether such appeals will be accepted by the Supreme Court of Texas and cannot predict the outcome of any such appeals or any resulting reconsideration of these issues on remand by the PUC.

     In April 1995, in an appeal of a rate case involving another utility, the Supreme Court of Texas held that the PUC has considerable discretion in determining the fair share of consolidated tax savings to be allocated to a utility and, accordingly, is not required to include losses of unregulated affiliates in determining such fair share. The Supreme Court also held that the PUC could not use the tax benefits generated by disallowed expenses to reduce rates.

FUEL COST RECOVERY RULE

     In June 1995, TU Electric petitioned the PUC for approval of a fuel refund to customers of approximately $89 million, including interest, in over-collected fuel costs for the period June 1994 through May 1995. Such over-collection was primarily due to lower natural gas prices than previously anticipated. PUC approval is expected in August 1995 with the refund to be included in September 1995 billings. In August 1994, TU Electric petitioned the PUC for a recovery of approximately $93 million, including interest, in under-collected fuel costs for the period July 1993 through June 1994. The PUC approved the recovery of this amount through a surcharge to customers over a six-month period beginning in January 1995. The PUC's approval of this surcharge and a previously approved $147.5 million surcharge for fuel cost recovery for a prior period have been appealed by certain intervenors to the district courts of Travis County, Texas. In those appeals, those parties are contending that the PUC is without authority to allow a fuel cost surcharge without a hearing and resultant findings that the costs are reasonable and necessary and that the prices charged to TU Electric by affiliated suppliers are no higher than the prices charged by those affiliates to others for the same items or class of items. TU Electric is vigorously defending its position in these appeals but is unable to predict their outcome.

FLEXIBLE RATE INITIATIVES

     In June 1994, TU Electric filed with the PUC and municipalities with original regulatory jurisdiction a package of four proposed flexible rates. Two of the proposed rates would allow for negotiated competitive pricing through reductions in demand charges to retain existing non-residential retail and wholesale customers who have viable alternative sources of supply and would otherwise leave the system. The remaining two rates are an economic development rider and an environmental technology service rider. The economic development rider would provide an incentive to attract new businesses and jobs and to encourage existing customers to expand their facilities within TU Electric's service area. The environmental technology service rider would provide an incentive for qualifying customers to convert to advanced technologies that conserve total energy or improve the environment. These new rates have been approved and implemented in over 160 municipalities with original regulatory jurisdiction, including the cities of Dallas and Fort Worth, within TU Electric's service territory. Following hearings on the proposed rates, however, the PUC issued an interim order on the rate package which either rejected or significantly weakened the proposed flexible rates, rendering them ineffective. In January 1995, TU Electric withdrew its package of proposed rates from consideration by the PUC. This action does not affect the over 160 municipalities where the flexible rates are already in effect. As

         TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY

5.  RATE PROCEEDINGS -- (CONCLUDED)

a result of recent legislation, flexible retail and wholesale pricing at levels lower than the utility's approved rates and higher than the utility's marginal cost may be approved by the PUC. Through its involvement at the legislature and the PUC, TU Electric will continue to pursue the possibility of offering flexible rates.

INTEGRATED RESOURCE PLAN

     In October 1994, TU Electric filed an application for approval by the PUC of its Integrated Resource Plan (IRP) for the ten-year period 1995-2004. The IRP includes initiatives that address demand-side management resources, purchased power, and future generating capacity that includes renewable energy sources. TU Electric's IRP includes 288 megawatts (MW) of simple-cycle combustion turbines, 1,514 MW of combined-cycle combustion turbines and 300 MW of wind or other renewable resources. Assuming these units are financed by TU Electric using traditional methods, approximately $200 million would be added to capital expenditures in 1997. TU Electric's IRP also includes one lignite-fueled 750 MW unit at the Twin Oak facility (Twin Oak). A second planned lignite-fueled unit at Twin Oak has been deferred beyond the ten-year planning period. Hearings on this application were concluded in March 1995. The PUC's decision on the IRP is expected later in August 1995.


6.  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES

THE COMPANY
- -----------

     The Company's construction expenditures for utility related activities, excluding AFUDC and expenditures relating to new generating units, are presently estimated at $400 million for each of the years 1995, 1996 and 1997. Expenditures for nuclear fuel and non-utility property are presently estimated at $110 million for 1995, $78 million for 1996, and $106 million for 1997.


TU ELECTRIC
- -----------

     TU Electric's construction expenditures for utility related activities, excluding AFUDC and expenditures relating to new generating units, are presently estimated at $372 million for each of the years 1995, 1996 and 1997. Expenditures for nuclear fuel and non-utility property are presently estimated at $46 million for 1995, $53 million for 1996, and $80 million for 1997.


THE COMPANY AND TU ELECTRIC
- ---------------------------

     Active construction and the accrual of AFUDC on Twin Oak, suspended in 1987 due to forecast changes in load growth, would need to resume in 1999 in order to meet the current schedule. Due to the delay, and the possibility of further delays resulting from forecast changes, in the schedule of Twin Oak, as well as the lignite-fueled Forest Grove facility (Forest Grove) which is not included in the ten-year resource plan, TU Electric is contemplating alternative uses for its investment in these projects, which might include construction as exempt wholesale generators, construction at different locations, or sale of the facilities. While the Company and TU Electric currently believe their investment in these assets can be recovered if held and developed according to existing plans, other alternative uses might contribute more to their long-term strategy of maximizing shareholder value, and might include disposition for amounts which may be less than current book value with respect to these assets. Management has no specific plans for alternative uses. In March 1995, the Company's and TU Electric's respective investments of approximately $807 million and $729 million, for Twin Oak and Forest Grove, were transferred from CWIP to Utility Plant Held for Future Use.

         TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY

6.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

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

     The Company and TU Electric each plans to seek new investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will likely enhance the long-term returns to shareholders. The timing and amounts of any specific new business investment opportunities are presently undetermined.


CLEAN AIR ACT

TU ELECTRIC
- -----------

     TU Electric's capital requirements have not been significantly affected by the requirements of the federal Clean Air Act (Clean Air Act). Although TU Electric is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact on either company. During 1994, installation of continuous emissions monitoring systems was completed at a total cost of approximately $38 million. Any additional capital costs, as well as any increased operating costs, associated with these new requirements or compliance measures, are expected to be recoverable through rates, as similar costs have been recovered in the past. TU Electric's environmental expenditures for 1995 are estimated to be $58 million.


THE COMPANY
- -----------

     The Company's capital requirements have not been significantly affected by the requirements of the Clean Air Act.


COOLING WATER CONTRACTS

TU ELECTRIC
- -----------

     TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $36,650,000 at June 30, 1995, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TU Electric. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $84,610,000 remaining principal amount of bonds at June 30, 1995, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality.


CHACO COAL PROPERTIES

THE COMPANY
- -----------

     Chaco has a coal lease agreement for the rights to certain surface mineable coal reserves located in New Mexico. The agreement provides for minimum advance royalty payments of approximately $16 million per year through 2017, covering approximately 228 million tons of coal. The Company has entered into a surety agreement to assure performance by Chaco with respect to this agreement. At June 30, 1995 and December 31, 1994, $515,926,000 and $499,890,000, respectively, of minimum advance royalties paid by Chaco are included in non-utility property. In addition, Chaco has under lease with the federal government certain coal reserves with a carrying value of approximately

         TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY

                  NOTES TO FINANCIAL STATEMENTS -- (CONCLUDED)


6.  COMMITMENTS AND CONTINGENCIES -- (CONCLUDED)

$44 million as of June 30, 1995. A provision in this lease requires that substantial mining be completed by September 1997. Chaco is currently reviewing its options with regard to this provision. Because of the present ample availability of western coal at favorable prices from other mines, Chaco has delayed plans to commence mining operations, and accordingly, is reassessing its alternatives with respect to its coal properties, including seeking purchasers thereof.

GAS PURCHASE CONTRACTS

THE COMPANY
- -----------

     Fuel Company buys gas under long-term intrastate contracts in order to assure reliable supply to its customers. Many of these contracts require minimum purchases ("take-or-pay") of gas. Based on Fuel Company's estimated gas demand, which assumes normal weather conditions, requisite gas purchases are expected to substantially satisfy purchase obligations for the year 1995 and thereafter.

NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL

TU ELECTRIC
- -----------

     TU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At June 30, 1995, such reserve totaled $65,636,000 which includes an accrual of $9,089,000 and $18,179,000 for the six and twelve months ended June 30, 1995, respectively. As of June 30, 1995, the market value of deposits in the external trust for decommissioning of Comanche Peak was $71,527,000. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study during 1992 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities were estimated to be $255,000,000 and $344,000,000, respectively. Decommissioning activities are projected to begin in 2030 and 2032 for Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. TU Electric is recovering such costs based upon the 1992 study through its rates placed in effect under Docket 11735. (See
Note 5.)


     TU Electric has a contract with the United States Department of Energy for the future disposal of spent nuclear fuel at a cost of one mill per kilowatt-hour of Comanche Peak net generation. The disposal fee is included in nuclear fuel expense.

GENERAL

THE COMPANY
- -----------

     In addition to the above, the Company and its subsidiaries are involved in various legal and administrative proceedings which, in the opinion of the Company, should not have a material effect upon its financial position or results of operation.


7.    ACCOUNTING CHANGE

THE COMPANY AND TU ELECTRIC
- ---------------------------

     In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121) was issued. Statement 121 is effective for financial statements for fiscal years beginning after December 15, 1995 and prescribes a methodology for assessing and measuring impairments in the carrying value of certain assets. As a result of such standard, the Company and TU Electric will be subject to a more formal standard for assessing asset impairment in the future.

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company and subsidiaries as of June 30, 1995, and the related condensed statements of consolidated income for the three-month, six-month and twelve-month periods ended June 30, 1995 and 1994, and of consolidated cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of Texas Utilities Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Texas Utilities Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 1, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Dallas, Texas
August 8, 1995

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Electric Company:

We have reviewed the accompanying condensed balance sheet of Texas Utilities Electric Company as of June 30, 1995, and the related condensed statements of income for the three-month, six-month and twelve-month periods ended June 30, 1995 and 1994, and of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of Texas Utilities Electric Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Texas Utilities Electric Company as of December 31, 1994, and the related statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 1, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Dallas, Texas
August 8, 1995

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

     For information concerning liquidity and capital resources, see Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operation in the Texas Utilities Company (Company) and Texas Utilities Electric Company (TU Electric) Annual Reports on Form 10-K for the year 1994. No significant changes or events which might affect the financial condition of the Company and its subsidiaries (System Companies) have occurred subsequent to year-end other than as disclosed in this report.

THE COMPANY
- -----------

     External funds of a permanent or long-term nature are obtained through sales of common stock, preferred stock and long-term debt by the System Companies. The capitalization ratios of the Company and its subsidiaries at June 30, 1995 consisted of approximately 52% long-term debt, 7% preferred stock and 41% common stock equity.

TU ELECTRIC
- -----------
     The capitalization ratios of TU Electric at June 30, 1995 consisted of approximately 51% long-term debt, 8% of preferred stock and 41% common stock equity.

     TU Electric had financings totaling $617,176,000 to date in 1995. Proceeds from such financings were used primarily for the early redemption or reacquisition of debt and preferred stock. Financings to date in 1995 by TU Electric consisted of:

LONG-TERM DEBT:
                                                         PRINCIPAL        CURRENT
                      DESCRIPTION                          AMOUNT      INTEREST RATES    MATURITY
                      -----------                        ---------     --------------    --------
Term credit agreement.................................   $300,000,000  6.425% and 6.4875%   1997
Pollution control revenue bonds.......................    317,176,000  1.80% to 5.25%       2030
                                                         ------------
  Total...............................................   $617,176,000
                                                         ============


THE COMPANY
- -----------

     To date in 1995, the System Companies redeemed, reacquired or made principal payments of $507,402,000 (including $503,127,000 for TU Electric) on long-term debt and preferred stock. Early redemptions of long-term debt and preferred stock may occur from time to time in amounts presently undetermined.

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

THE COMPANY AND TU ELECTRIC
- ---------------------------

          The Company and TU Electric have joint lines of credit aggregating $1,000,000,000 under credit facility agreements (Agreements). The Agreements
have two facilities.   The Company pays a fee for each facility.  Facility A
provides for borrowings up to $300,000,000 and terminates April 28, 1996. Facility B provides for borrowings up to $700,000,000 and terminates April 28, 2000. The Company's borrowings under the Agreements are limited to $400,000,000. Borrowings under the Agreements will be used for working capital and other corporate purposes, including commercial paper backup.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

     In order to remain competitive, the Company and TU Electric are aggressively managing their operating costs and capital expenditures through streamlined business processes and are developing and implementing strategies to address an increasingly competitive environment. These strategies include initiatives to improve their return on corporate assets and to maximize shareholder value through new marketing programs, creative rate design, and new business opportunities. Additional initiatives under consideration include the potential disposition or alternative utilization of existing assets and the restructuring of strategic business units. Some of the Company's assets, including approximately $807 million invested in partially completed generating facilities on which construction is temporarily suspended (including investment by TU Electric of approximately $729 million) and related mining facilities and approximately $579 million invested in coal properties of Chaco Energy Company, are not contributing to earnings and, as a result, the Company and TU Electric are considering possible alternatives to the scheduled development, operation and recovery of such assets through traditional means. While the Company and TU Electric currently believe that their investment in these assets can be recovered if held and ultimately developed according to existing plans, other alternative uses might contribute more to their long-term strategy of maximizing shareholder value, and might include disposition for amounts which may be less than current book value with respect to these assets. It is not possible at this time to predict the effect any of these possible initiatives might have on the carrying value of the Company's and TU Electric's assets or their results of operation.


THE COMPANY
- -----------

     In May 1995, Texas Utilities Communications Inc. (TU Communications), a new wholly-owned subsidiary of the Company, entered into a partnership agreement with PCS PrimeCo, L.P. (PrimeCo), a partnership among four large telecommunications companies, to become a 20% partner in PrimeCo's personal communications services business in three Federal Communications Commission-defined Major Trading Areas (MTAs). The Dallas/Ft. Worth, Houston and San Antonio MTAs cover almost the entire State of Texas, as well as portions of adjoining states. This partnership provides TU Communications with access to advanced telecommunications technology which is expected to be a significant part of the System Companies' expanding energy services business. As of June 30, 1995, the Company's investment in TU Communications was approximately $47 million.

     The Company's capital requirements have not been significantly affected by the requirements of the federal Clean Air Act (Clean Air Act).


TU ELECTRIC
- -----------

     TU Electric's capital requirements have not been significantly affected by the requirements of the Clean Air Act. Although TU Electric is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact on either company. During 1994, installation of continuous emissions monitoring systems was completed at a total cost of approximately $38 million. Any additional required capital costs, as well as any increased operating costs, associated with these new requirements or compliance measures are expected to be recoverable through rates, as similar costs have been recovered in the past. TU Electric's environmental expenditures for 1995 are estimated to be $58 million.

     For information regarding Rate Proceedings, see Note 5 to Condensed Financial Statements.


THE COMPANY AND TU ELECTRIC
- ---------------------------

     The National Energy Policy Act of 1992 (Energy Act) addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. The Public Utility Regulatory Act, as amended and effective September 1, 1995, requires the Public Utility Commission of Texas (PUC) to have rules in place within 180 days governing comparable wholesale open access transmission services. To meet this requirement, the PUC has initiated a generic rule making proceeding to address wholesale transmission issues within Texas. In addition, the Texas legislature recently enacted a provision for the sale of electric energy by exempt wholesale generators and power marketers at the wholesale level. Although TU Electric and Southwestern Electric Service Company (SESCO) are unable to predict the ultimate impact of the Energy Act and any related regulations or any state

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES -- (CONCLUDED)

legislation or PUC regulation on their operations, they believe that such actions are consistent with the trend toward increased competition in the energy industry.

     While TU Electric and SESCO have experienced competitive pressures in the wholesale market resulting in approximately 354 MW loss of load for TU Electric since the beginning of 1993 and notifications of the possible termination of approximately 600 MW through 1999, wholesale sales represented a relatively low percentage of total consolidated operating revenues in 1994. TU Electric and SESCO are unable to predict the extent of future competitive developments in either the wholesale or retail markets or what impact, if any, such developments may have on their operations.

RESULTS OF OPERATIONS

THE COMPANY
- -----------

     For the three-, six- and twelve-month periods, consolidated net income increased approximately 2%, 5% and 108%, respectively. For the Company and TU Electric, from which most of consolidated earnings is derived, the major factors affecting earnings for the three-, six- and twelve-month periods were continuing cost reduction efforts partially offset by mild weather conditions. For the twelve-month periods, earnings were affected by the recording of the regulatory disallowance in the prior period, implementation of the Docket 11735 rate increase, the discontinuation of AFUDC on Comanche Peak nuclear generating station (Comanche Peak) Unit 2 and the commencement of depreciation on approximately $668 million of investment in Comanche Peak Unit 2 incurred after the end of the Docket 11735 test year which is not being recovered currently in rates.


TU ELECTRIC
- -----------

     Operating revenues decreased approximately 6% for the three-month period, 5% for the six-month period and 4% for the twelve-month period ended June 30, 1995. The following table details the factors contributing to these changes:


                                                      INCREASE (DECREASE)
                                      ------------------------------------------------------------
           FACTORS                    THREE MONTHS ENDED   SIX MONTHS ENDED   TWELVE MONTHS ENDED
           -------                    ------------------   ----------------   -------------------
                                                          THOUSANDS OF DOLLARS
Base rate revenue (billed)..........     $ 10,044            $ (11,875)            $ 100,390
Fuel revenue........................      (39,597)             (59,681)             (176,234)
Power cost recovery factor revenue..       (1,440)              (4,962)              (22,958)
Unbilled revenue and other..........      (51,406)             (65,444)             (158,279)
                                         --------            ---------             ---------
 Total..............................     $(82,399)           $(141,962)            $(257,081)
                                         ========            =========             =========

Base rate revenue for TU Electric increased for the three- and twelve-month periods and decreased for the six-month period. Total energy sales (including unbilled energy sales) decreased less than 1%, and approximately 2% and 1% for the three-, six- and twelve-month periods, respectively. The effect on billed energy sales and base rate revenue for all periods was primarily a result of mild weather conditions and loss of wholesale power sales, partially offset by an increase in customers and billing cycle days. For the twelve-month period, the rate increase placed in effect in August 1993 increased base rate revenues over the prior period. The decrease in fuel revenue for all periods was primarily due to continued reduction in gas prices and also, for the twelve-month period, increased nuclear generation as compared to the prior period. The decrease in unbilled energy sales and unbilled revenue and other in all periods resulted from milder weather conditions than in the prior period and an increase in the number of billing days.

     Fuel and purchased power expense decreased approximately 10%, 8% and 10% for the three-, six- and twelve-month periods, respectively, primarily due to a reduction in gas prices and purchased power commitments and, for the twelve-month period, increased utilization of nuclear fuel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- (CONCLUDED)

RESULTS OF OPERATION -- (CONCLUDED)

Total operating expenses, excluding fuel and purchased power, decreased approximately 4% for the three- and six-month periods and 3% for the twelve-month period. Operation and maintenance expense decreased for all periods due primarily to a decrease in employee benefit expenses, uncollectible accounts expense and material and supplies expense. For the twelve-month period, the decrease was due also to inventory adjustments taken in the prior period partially offset by the effect of the commencement of commercial operation of Unit 2 of Comanche Peak. Taxes other than income decreased for all periods due primarily to a reduction in franchise, state gross receipts and estimated ad valorem taxes partially offset by an increase in local gross receipts taxes.

     Allowance for funds used during construction (AFUDC) decreased approximately 19%, 12% and 72% for the three-, six- and twelve-month periods, respectively. For the three- and six-month periods, the decrease was primarily due to a reduction in the gross rate used for capitalizing AFUDC. The decrease in the twelve-month period was primarily due to the discontinuation of the accrual of AFUDC on Unit 2 of Comanche Peak when such unit achieved commercial operation in August 1993.

     The regulatory disallowance in the prior twelve-month period reflects charges resulting from a settlement agreement among the parties in Docket 11735.

     Federal income taxes -- other income increased for the twelve-month period primarily due to the effect from the prior period of recording the taxes associated with the regulatory disallowances on Unit 2 of Comanche Peak.

     Total interest charges, excluding AFUDC, decreased approximately 4% for the three-month period and decreased 5% for the six- and twelve-month periods, respectively. Interest on mortgage bonds decreased over the prior periods as a result of reduced interest requirements due to the Company's refinancing efforts, partially offset by increased interest requirements for new issues sold. Interest on other long-term debt was affected in all periods due primarily to borrowings on the term credit agreement offset by the continuing retirement of debt incurred on the purchases of the minority ownership interests in Comanche Peak. Other interest expense was affected by increased average short-term borrowings and increased amortization of debt issuance expenses and redemption premiums and, for the three- and six-month periods, offset in part by decreased interest on bonded rates from the prior period.

     Preferred stock dividends decreased approximately 18%, 17% and 16% for the three-, six- and twelve-month periods, respectively, due to the redemption of certain series.

          TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     In May 1990, Nancy F. King and Rodney B. Shields, allegedly as shareholders of the Company, filed suit in the United Stated District Court for the Northern District of Texas derivatively on behalf of the Company against the Company as a nominal defendant and certain directors and former directors of the Company. In November 1991, Sheree Anne Meyer, as custodian for Adam Joseph Davenport, allegedly as a shareholder of the Company, filed suit in the same Court derivatively on behalf of the Company and TU Electric against the Company and TU Electric as nominal defendants and certain officers and directors and former officers and directors of the Company and TU Electric. Reference is made to Item
3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for a more complete description of these proceedings, which were consolidated in December 1992. On May 17, 1995 the Court approved the settlement of the consolidated suit.

     On July 17, 1995 the United States District Court for the Northern District of Texas (Dallas Division) approved a consent decree among the United States, the State of Texas, certain federal and state agencies and 73 of the defendants in an action styled United States v. Wallace, et.al. The consent decree
                    -------------------------------
apportioned liability among the defendants for remedial actions taken at the waste treatment and disposal facility operated in Grand Prairie, Texas from 1972 to 1978 by Bio-Ecology Systems, Inc. TU Electric was among the defendants in this proceeding and agreed as part of the consent decree to payment of a portion of the clean up costs to the United States and the State of Texas in the aggregate amount of $323,757.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company's annual meeting of shareholders was held on May 19, 1995.
(b) The following items were presented to the shareholders with the following results:

                                                        VOTES WITHHELD OR
                                       VOTES FOR             AGAINST          ABSTENTIONS
                                       ---------        -----------------     -----------
Election of Directors

Jack W. Evans                         183,126,167          2,706,852              --
J. S. Farrington                      183,368,320          2,464,699              --
Bayard H. Friedman                    183,390,082          2,442,937              --
William M. Griffin                    183,370,347          2,462,672              --
Kerney Laday                          183,216,235          2,616,784              --
Margaret N. Maxey                     183,405,941          2,427,078              --
James A. Middleton                    183,498,804          2,334,215              --
Erle Nye                              183,368,917          2,464,102              --
Charles R. Perry                      183,302,407          2,530,612              --
Herbert H. Richardson                 183,418,081          2,414,938              --

Selection of Deloitte &               183,294,558          1,203,806          1,334,655
 Touche as Auditors

Approval of Annual                    165,229,193         16,569,410          4,034,416
 Incentive Plan/(1)/


/(1)/ The purpose of the Annual Incentive Plan (AIP) is to provide performance-based annual incentive compensation opportunities to officers who contribute significantly to the success of the Company.

          TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY

                           PART II. OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

RATE PROCEEDINGS

TU ELECTRIC
- -----------
     Reference is made herein to Note 5 to TU Electric's Condensed Financial Statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits filed as a part of Part II are:

10(a)  -  Deferred and Incentive Compensation Plan of the Texas Utilities
          Company System, as amended as of January 1, 1995

10(b)  -  Deferred Compensation Plan for Outside Directors of Texas Utilities
          Company, effective as of January 1, 1995

10(c)  -  Restated Supplemental Retirement Plan for Employees of the Texas
          Utilities Company System, as restated effective January 1, 1995

10(d) - Annual Incentive Plan of the Texas Utilities Company System, dated as of May 19, 1995

10(e)  -  Management Transition Agreement, dated as of May 18, 1995, between
          Texas Utilities Company and J.S. Farrington

10(f) - Salary Deferral Program of the Texas Utilities Company System, as amended as of January 1, 1995

15     -  Letters from Deloitte & Touche LLP as to unaudited interim financial information
          15(a)   Texas Utilities Company
          15(b)   Texas Utilities Electric Company

27     -  Financial Data Schedules
          27(a)   Texas Utilities Company
          27(b)   Texas Utilities Electric Company

99     -  Fifty-third Supplemental Indenture, dated as of June 1, 1995, to the
          Texas Utilities Electric Company Mortgage and Deed of Trust, dated as of December 1, 1983, between Texas Utilities Electric Company and Irving Trust Company (now the Bank of New York), Trustee.

  (b) Reports on Form 8-K filed since March 31, 1995 are as follows:

          THE COMPANY
          -----------

                 Date of Report             Item Reported
                 --------------             -------------

                 May 19, 1995               Item 5. OTHER EVENTS

          TU ELECTRIC
          -----------

             None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                 TEXAS UTILITIES COMPANY



                                 By        /s/ H. Dan Farell
                                   ----------------------------------
                                             H. Dan Farell
                                             Controller and
                                      Principal Accounting Officer


Date:   August 10, 1995


- -------------------------------------------------------------------------------

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                 TEXAS UTILITIES ELECTRIC COMPANY



                                 By    /s/ Marc D. Moseley
                                   ---------------------------------
                                         Marc D. Moseley
                                         Controller and
                                    Principal Accounting Officer


Date:   August 10, 1995

                               INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
  NO.               DESCRIPTION OF EXHIBIT                              PAGE
- --------------------------------------------------------------------------------

10(a)  -  Deferred and Incentive Compensation Plan of the Texas
          Utilities Company System, as amended as of January 1, 1995

10(b)  -  Deferred Compensation Plan for Outside Directors of
          Texas Utilities Company, effective as of July 1, 1995

10(c) - Restated Supplemental Retirement Plan for Employees of the Texas Utilities Company System, as restated effective January 1, 1995

10(d) - Annual Incentive Plan of the Texas Utilities Company System, dated as of May 19, 1995

10(e) - Management Transition Agreement, dated as of May 18, 1995, between Texas Utilities Company and J.S. Farrington

10(f)  -  Salary Deferral Program of the Texas Utilities Company
          System, as amended as of January 1, 1995

15     -  Letters from Deloitte & Touche LLP as to unaudited interim financial information
               15(a)    Texas Utilities Company
               15(b)    Texas Utilities Electric Company

27     -  Financial Data Schedules
               27(a)    Texas Utilities Company
               27(b)    Texas Utilities Electric Company

99     -  Fifty-third Supplemental Indenture, dated as of June 1, 1995, to the Texas Utilities Electric Company Mortgage and Deed of Trust, dated as of December 1, 1983, between Texas
          Utilities Electric Company and Irving Trust Company (now the Bank of New York), Trustee.