Form 10-Q
period 1995-09-30
TEXAS UTILITIES CO; TEXAS UTILITIES ELECTRIC CO
filed 1995-11-09
CIK 97561, 710182

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                             _____________________

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                    -- OR --

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                              ____________________

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

              ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201
                                 (214) 812-4600
                             _____________________

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

COMMON STOCK OUTSTANDING AT OCTOBER 31, 1995:
Texas Utilities Company: 225,841,037 shares, without par value.
Texas Utilities Electric Company: 156,800,000 shares, without par value.

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

================================================================================

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                          PAGE
                                                                                                        ----

               Item 1. Financial Statements

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                         Condensed Statements of Consolidated Income
                         Three, Nine and Twelve Months Ended September 30, 1995 and 1994 . . . .         3

                         Condensed Statements of Consolidated Cash Flows
                         Nine Months Ended September 30, 1995 and 1994 . . . . . . . . . . . . .         4

                         Condensed Consolidated Balance Sheets
                         September 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . .         5


                   TEXAS UTILITIES ELECTRIC COMPANY
                         Condensed Statements of Income
                         Three, Nine and Twelve Months Ended September 30, 1995 and 1994  . . . .        7

                         Condensed Statements of Cash Flows
                         Nine Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . .        8

                         Condensed Balance Sheets
                         September 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . .        9


                   NOTES TO CONDENSED FINANCIAL STATEMENTS    . . . . . . . . . . . . . . . . . .        11

                   INDEPENDENT ACCOUNTANTS' REPORTS   . . . . . . . . . . . . . . . . . . . . . .        18


               Item 2. Management's Discussion and Analysis of Financial Condition
                       and Results of Operation . . . . . . . . . . . . . . . . . . . . . . . . .        20

PART II.       OTHER INFORMATION

               Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25
               Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25
               Item 6. Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . .        25


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26



                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED         TWELVE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,             SEPTEMBER 30,
                                                  -----------------------     -----------------------    ----------------------
                                                     1995         1994           1995        1994           1995        1994
                                                  ----------   ----------     ----------   ----------    ----------  ----------
                                                                            THOUSANDS OF DOLLARS
OPERATING REVENUES  . . . . . . . . . . . . .     $1,775,669   $1,702,019     $4,373,932   $4,442,855    $5,594,620  $5,692,639

OPERATING EXPENSES
      Fuel and purchased power  . . . . . . .        490,817      504,547      1,273,686    1,356,136     1,646,642   1,795,392
      Operation . . . . . . . . . . . . . . .        206,530      215,289        606,008      642,622       835,657     867,224
      Maintenance . . . . . . . . . . . . . .         68,921       70,036        203,722      225,357       283,306     323,153
      Depreciation and amortization . . . . .        139,778      137,698        417,937      411,395       556,081     510,130
      Federal income taxes  . . . . . . . . .        195,395      163,083        320,029      287,807       349,217     331,762
      Taxes other than income . . . . . . . .        126,924      122,416        396,231      415,122       540,253     555,423
                                                  ----------   ----------     ----------   ----------    ----------  ----------
      Total operating expenses  . . . . . . .      1,228,365    1,213,069      3,217,613    3,338,439     4,211,156   4,383,084
                                                  ----------   ----------     ----------   ----------    ----------  ----------
OPERATING INCOME  . . . . . . . . . . . . . .        547,304      488,950      1,156,319    1,104,416     1,383,464   1,309,555
                                                  ----------   ----------     ----------   ----------    ----------  ----------
OTHER INCOME (LOSS)
      Allowance for equity funds used
       during construction  . . . . . . . . .              5        3,194            (43)       9,174         1,557      13,288
      Impairment of assets (Note 6) . . . . .     (1,233,320)        --       (1,233,320)        --      (1,233,320)       --
      Other income and deductions -- net  . .          5,202        6,463         14,326       22,702        19,228      28,210
      Federal income taxes  . . . . . . . . .        428,381       (2,087)       422,719       (6,736)      419,812      (8,369)
                                                  ----------   ----------     ----------   ----------    ----------  ----------
      Total other income (loss) . . . . . . .       (799,732)       7,570       (796,318)      25,140      (792,723)     33,129
                                                  ----------   ----------     ----------   ----------    ----------  ----------
TOTAL INCOME (LOSS) . . . . . . . . . . . . .       (252,428)     496,520        360,001    1,129,556       590,741   1,342,684
                                                  ----------   ----------     ----------   ----------    ----------  ----------
INTEREST CHARGES
      Interest on mortgage bonds  . . . . . .        128,957      139,318        401,185      429,612       539,117     581,582
      Interest on other long-term debt  . . .         27,162       22,653         77,567       69,973       100,118      95,959
      Other interest  . . . . . . . . . . . .         16,632       18,871         47,617       52,370        62,056      61,295
      Allowance for borrowed funds used
       during construction  . . . . . . . . .         (4,596)      (2,697)       (14,409)      (7,819)      (17,852)    (10,916)
                                                  ----------   ----------     ----------   ----------    ----------  ----------
      Total interest charges  . . . . . . . .        168,155      178,145        511,960      544,136       683,439     727,920

PREFERRED STOCK DIVIDENDS OF SUBSIDIARY . . .         21,133       24,125         65,914       78,197        89,600     106,334
                                                  ----------   ----------     ----------   ----------    ----------  ----------

CONSOLIDATED NET INCOME (LOSS)  . . . . . . .     $ (441,716)  $  294,250     $ (217,873)  $  507,223    $ (182,298) $  508,430
                                                  ==========   ==========     ==========   ==========    ==========  ==========

Average shares of common stock
 outstanding (thousands)  . . . . . . . . . .        225,841      225,841        225,841      225,831       225,841     225,452

Earnings (loss) and dividends per share
 of common stock:
      Earnings (loss)(on average shares
       outstanding) . . . . . . . . . . . . .         $(1.96)       $1.30         $(0.96)       $2.25        $(0.81)      $2.26
      Dividends declared per share of
        common stock  . . . . . . . . . . . .         $ 0.77        $0.77         $ 2.31        $2.31        $ 3.08       $3.08



          See Accompanying Notes to Condensed Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                          -----------------------
                                                                                             1995        1994
                                                                                          ----------   ----------
                                                                                            THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (217,873)  $  507,223
  Adjustments to reconcile consolidated net income (loss) to cash provided by operating activities:
      Depreciation and amortization (including amounts charged to fuel)   . . . . . .        534,265      536,735
      Deferred federal income taxes -- net  . . . . . . . . . . . . . . . . . . . . .       (250,969)     218,306
      Federal investment tax credits -- net   . . . . . . . . . . . . . . . . . . . .        (17,015)     (20,458)
      Allowance for equity funds used during construction   . . . . . . . . . . . . .             43       (9,174)
      Impairment of assets (Note 6)   . . . . . . . . . . . . . . . . . . . . . . . .      1,233,320         --
      Changes in operating assets and liabilities:
         Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (110,407)     (55,393)
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,249       15,946
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         34,170      (28,830)
         Interest and taxes accrued . . . . . . . . . . . . . . . . . . . . . . . . .         63,961      (26,127)
         Other working capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (38,532)    (210,050)
         Over-recovered fuel revenue -- net of deferred taxes . . . . . . . . . . . .         60,543       91,598
         Other -- net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (16,280)      45,318
                                                                                          ----------   ----------
           Cash provided by operating activities  . . . . . . . . . . . . . . . . . .      1,304,475    1,065,094
                                                                                          ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of securities:
      First mortgage bonds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        333,905      378,340
      Other long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        300,000        --
      Common stock    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --         62,102
  Retirement of long-term debt and preferred stock  . . . . . . . . . . . . . . . . .       (790,413)  (1,125,153)
  Change in notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (122,089)     358,015
  Common stock dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . . .       (521,759)    (520,524)
  Debt premium, discount, financing and reacquisition expenses  . . . . . . . . . . .        (67,890)     (19,201)
                                                                                          ----------   ----------
           Cash used in financing activities  . . . . . . . . . . . . . . . . . . . .       (868,246)    (866,421)
                                                                                          ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (307,254)    (310,955)
  Allowance for equity funds used during construction (excluding amount
      for nuclear fuel)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (43)       3,845
  Change in construction receivables/payables -- net  . . . . . . . . . . . . . . . .           (317)      (1,102)
  Non-utility property -- net   . . . . . . . . . . . . . . . . . . . . . . . . . . .        (66,260)     (15,457)
  Nuclear fuel (excluding allowance for equity funds used during construction)  . . .        (19,886)     (56,302)
  Other investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (35,899)     (17,912)
                                                                                          ----------   ----------
           Cash used in investing activities  . . . . . . . . . . . . . . . . . . . .       (429,659)    (397,883)
                                                                                          ----------   ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . .          6,570     (199,210)
CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE  . . . . . . . . . . . . . . . . . . .          7,426      212,584
                                                                                          ----------   ----------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE . . . . . . . . . . . . . . . . . . . . .     $   13,996   $   13,374
                                                                                          ==========   ==========



                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                 SEPTEMBER 30, DECEMBER 31,
                                                                                    1995          1994
                                                                                 (UNAUDITED)
                                                                                 -----------   -----------
                                                                                   THOUSANDS OF DOLLARS
UTILITY PLANT
   In service:
    Production  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $16,545,765   $16,516,326
    Transmission  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,589,238     1,573,634
    Distribution  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,220,474     4,048,867
    General   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        436,039       456,212
                                                                                 -----------   -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,791,516    22,595,039
    Less accumulated depreciation   . . . . . . . . . . . . . . . . . . . . .      5,361,830     5,023,003
                                                                                 -----------   -----------
       Utility plant in service less accumulated depreciation . . . . . . . .     17,429,686    17,572,036
   Construction work in progress  . . . . . . . . . . . . . . . . . . . . . .        266,149     1,060,731
   Nuclear fuel (net of accumulated amortization: 1995 -- $271,799,000;
     1994 -- $205,420,000)  . . . . . . . . . . . . . . . . . . . . . . . . .        252,470       298,964
   Held for future use  . . . . . . . . . . . . . . . . . . . . . . . . . . .         26,323        46,197
                                                                                 -----------   -----------
      Utility plant less accumulated depreciation and amortization  . . . . .     17,974,628    18,977,928
   Less reserve for regulatory disallowances  . . . . . . . . . . . . . . . .      1,308,460     1,308,460
                                                                                 -----------   -----------
      Net utility plant   . . . . . . . . . . . . . . . . . . . . . . . . . .     16,666,168    17,669,468
                                                                                 -----------   -----------
INVESTMENTS
   Non-utility property (Note 7)  . . . . . . . . . . . . . . . . . . . . . .        418,732       569,337
   Other investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        158,287       122,906
                                                                                 -----------   -----------
       Total investments  . . . . . . . . . . . . . . . . . . . . . . . . . .        577,019       692,243
                                                                                 -----------   -----------
CURRENT ASSETS
   Cash in banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,996         7,426
   Special deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            876         1,002
   Accounts receivable:
    Customers   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        316,366       201,687
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,216        38,712
    Allowance for uncollectible accounts  . . . . . . . . . . . . . . . . . .         (5,871)       (5,095)
   Inventories -- at average cost:
    Materials and supplies  . . . . . . . . . . . . . . . . . . . . . . . . .        194,724       194,271
    Fuel stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        115,960       145,662
   Prepaid taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         38,190        21,629
   Other prepayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         33,500        41,871
   Deferred federal income taxes  . . . . . . . . . . . . . . . . . . . . . .         37,061        37,113
   Other current assets   . . . . . . . . . . . . . . . . . . . . . . . . . .         14,070        11,216
                                                                                 -----------   -----------
       Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .        794,088       695,494
                                                                                 -----------   -----------
DEFERRED DEBITS
   Unamortized regulatory assets:
    Debt reacquisition costs  . . . . . . . . . . . . . . . . . . . . . . . .        339,213       284,563
    Cancelled lignite unit costs  . . . . . . . . . . . . . . . . . . . . . .         15,977        18,049
    Rate case costs   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62,884        64,862
    Litigation and settlement costs   . . . . . . . . . . . . . . . . . . . .         72,685        72,685
    Voluntary retirement/severance program  . . . . . . . . . . . . . . . . .        163,339       184,340
    Recoverable deferred federal income taxes -- net  . . . . . . . . . . . .      1,124,920     1,201,688
    Other regulatory assets   . . . . . . . . . . . . . . . . . . . . . . . .         14,846        15,939
   Under-recovered fuel revenue . . . . . . . . . . . . . . . . . . . . . . .           --          29,860
   Other deferred debits  . . . . . . . . . . . . . . . . . . . . . . . . . .         85,482        36,902
                                                                                 -----------   -----------
       Total deferred debits  . . . . . . . . . . . . . . . . . . . . . . . .      1,879,346     1,908,888
   Less reserve for regulatory disallowances  . . . . . . . . . . . . . . . .         72,685        72,685
                                                                                 -----------   -----------
       Net deferred debits  . . . . . . . . . . . . . . . . . . . . . . . . .      1,806,661     1,836,203
                                                                                 -----------   -----------

              Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $19,843,936   $20,893,408
                                                                                 ===========   ===========


          See Accompanying Notes to Condensed Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES


                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                   1995           1994
                                                                                (UNAUDITED)
                                                                                -----------    -----------
                                                                                   THOUSANDS OF DOLLARS
CAPITALIZATION
   Common stock without par value -- net:
     Authorized shares -- 500,000,000
     Outstanding shares -- 225,841,037  . . . . . . . . . . . . . . . . . . .   $ 4,804,867    $ 4,798,797
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       954,900      1,691,250
                                                                                -----------    -----------
         Total common stock equity  . . . . . . . . . . . . . . . . . . . . .     5,759,767      6,490,047
   Preferred stock:
     Not subject to mandatory redemption  . . . . . . . . . . . . . . . . . .       855,869        870,190
     Subject to mandatory redemption  . . . . . . . . . . . . . . . . . . . .       275,645        387,482
   Long-term debt, less amounts due currently   . . . . . . . . . . . . . . .     7,884,711      7,888,413
                                                                                -----------    -----------
         Total capitalization                                                    14,775,992     15,636,132
                                                                                -----------    -----------

CURRENT LIABILITIES
   Notes payable -- commercial paper  . . . . . . . . . . . . . . . . . . . .       241,797        363,886
   Long-term debt due currently   . . . . . . . . . . . . . . . . . . . . . .        59,297         74,610
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       253,446        219,661
   Dividends declared   . . . . . . . . . . . . . . . . . . . . . . . . . . .       194,960        197,564
   Customers' deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . .        63,232         56,391
   Taxes accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       312,483        243,753
   Interest accrued   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       178,776        183,545
   Over-recovered fuel revenue  . . . . . . . . . . . . . . . . . . . . . . .        63,626          --
   Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .        63,412         95,329
                                                                                -----------    -----------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . .     1,431,029      1,434,739
                                                                                -----------    -----------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
   Accumulated deferred federal income taxes  . . . . . . . . . . . . . . . .     2,537,473      2,852,462
   Unamortized federal investment tax credits   . . . . . . . . . . . . . . .       628,547        679,104
   Other deferred credits and noncurrent liabilities  . . . . . . . . . . . .       470,895        290,971
                                                                                -----------    -----------
         Total deferred credits and other noncurrent liabilities  . . . . . .     3,636,915      3,822,537


COMMITMENTS AND CONTINGENCIES (Note 7)
                                                                                -----------    -----------

              Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $19,843,936    $20,893,408
                                                                                ===========    ===========



          See Accompanying Notes to Condensed Financial Statements.

                        TEXAS UTILITIES ELECTRIC COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     THREE MONTHS ENDED        NINE MONTHS ENDED     TWELVE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,          SEPTEMBER 30,
                                                   ----------------------    ---------------------  ---------------------
                                                      1995       1994           1995       1994        1995      1994
                                                   ----------  ----------    ---------- ----------  ---------- ----------
                                                                           THOUSANDS OF DOLLARS
OPERATING REVENUES  . . . . . . . . . . . . . . .  $1,761,378  $1,687,405    $4,336,395 $4,404,384  $5,545,186 $5,642,277
                                                   ----------  ----------    ---------- ----------  ---------- ----------

OPERATING EXPENSES
   Fuel and purchased power   . . . . . . . . . .     508,811     522,008     1,325,640  1,408,531   1,715,602  1,867,844
   Operation  . . . . . . . . . . . . . . . . . .     193,472     199,310       570,943    596,798     787,202    806,458
   Maintenance  . . . . . . . . . . . . . . . . .      66,626      67,393       197,857    218,730     274,886    311,769
   Depreciation and amortization  . . . . . . . .     137,388     135,394       410,816    404,515     546,836    501,003
   Federal income taxes   . . . . . . . . . . . .     200,133     168,493       335,157    303,411     370,211    352,295
   Taxes other than income  . . . . . . . . . . .     120,781     116,269       377,803    396,160     516,073    531,055
                                                   ----------  ----------    ---------- ----------  ---------- ----------
     Total operating expenses   . . . . . . . . .   1,227,211   1,208,867     3,218,216  3,328,145   4,210,810  4,370,424
                                                   ----------  ----------    ---------- ----------  ---------- ----------
OPERATING INCOME  . . . . . . . . . . . . . . . .     534,167     478,538     1,118,179  1,076,239   1,334,376  1,271,853
                                                   ----------  ----------    ---------- ----------  ---------- ----------

OTHER INCOME (LOSS)
   Allowance for equity funds used
    during construction   . . . . . . . . . . . .         --        3,182           (58)     9,150       1,534     13,259
   Impairment of assets (Note 6)  . . . . . . . .    (486,350)       --        (486,350)      --      (486,350)      --
   Other income and deductions -- net   . . . . .       3,213       2,690         8,255      7,324      11,091      5,665
   Federal income taxes   . . . . . . . . . . . .     169,047      (1,214)      167,455     (3,294)    166,527     (2,715)
                                                   ----------  ----------    ---------- ----------  ---------- ----------
     Total other income (loss)  . . . . . . . . .    (314,090)      4,658      (310,698)    13,180    (307,198)    16,209
                                                   ----------  ----------    ---------- ----------  ---------- ----------

TOTAL INCOME  . . . . . . . . . . . . . . . . . .     220,077     483,196       807,481  1,089,419   1,027,178  1,288,062
                                                   ----------  ----------    ---------- ----------  ---------- ----------

INTEREST CHARGES
   Interest on mortgage bonds   . . . . . . . . .     128,920     139,273       401,067    429,476     538,954    581,401
   Interest on other long-term debt   . . . . . .      12,880       8,035        34,302     24,176      42,309     34,449
   Other interest   . . . . . . . . . . . . . . .      14,700      17,436        42,367     49,320      55,677     57,317
   Allowance for borrowed funds used
    during construction   . . . . . . . . . . . .      (4,595)     (2,694)      (14,404)    (7,811)    (17,845)   (10,906)
                                                   ----------  ----------    ---------- ----------  ---------- ----------
     Total interest charges   . . . . . . . . . .     151,905     162,050       463,332    495,161     619,095    662,261
                                                   ----------  ----------    ---------- ----------  ---------- ----------

NET INCOME  . . . . . . . . . . . . . . . . . . .      68,172     321,146       344,149    594,258     408,083    625,801

PREFERRED STOCK DIVIDENDS . . . . . . . . . . . .      21,133      24,125        65,914     78,197      89,600    106,334
                                                   ----------  ----------    ---------- ----------  ---------- ----------
NET INCOME AFTER PREFERRED
  STOCK DIVIDENDS . . . . . . . . . . . . . . . .  $   47,039  $  297,021    $  278,235 $  516,061  $  318,483 $  519,467
                                                   ==========  ==========    ========== ==========  ========== ==========


          See Accompanying Notes to Condensed Financial Statements.

                        TEXAS UTILITIES ELECTRIC COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                       ---------------------
                                                                                          1995       1994
                                                                                       ---------   ---------
                                                                                        THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 344,149   $ 594,258
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . . . .    511,400     510,619
    Deferred federal income taxes -- net  . . . . . . . . . . . . . . . . . . . . . .      8,019     235,839
    Federal investment tax credits -- net   . . . . . . . . . . . . . . . . . . . . .    (15,834)    (18,409)
    Allowance for equity funds used during construction   . . . . . . . . . . . . . .         58      (9,150)
    Impairment of assets (Note 6)   . . . . . . . . . . . . . . . . . . . . . . . . .    486,350        --
    Changes in operating assets and liabilities:
      Receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (106,004)    (56,614)
      Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,345       9,898
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (6,323)    (39,767)
      Interest and taxes accrued  . . . . . . . . . . . . . . . . . . . . . . . . . .     50,287      (1,270)
      Other working capital   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (29,308)   (211,785)
      Over-recovered fuel revenue -- net of deferred taxes  . . . . . . . . . . . . .     60,543      91,598
      Other -- net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,873      32,322
                                                                                       ---------   ---------
         Cash provided by operating activities  . . . . . . . . . . . . . . . . . . .  1,313,555   1,137,539
                                                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of securities:
    First mortgage bonds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    333,905     378,340
    Other long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    300,000        --
    Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --       249,600
  Retirement of long-term debt and preferred stock  . . . . . . . . . . . . . . . . .   (771,852) (1,032,436)
  Change in notes receivable -- affiliates  . . . . . . . . . . . . . . . . . . . . .    (24,851)       --
  Change in notes payable -- parent   . . . . . . . . . . . . . . . . . . . . . . . .       --       (59,898)
  Change in notes payable -- other  . . . . . . . . . . . . . . . . . . . . . . . . .   (122,089)    308,015
  Preferred stock dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . .    (68,228)    (81,759)
  Common stock dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . . .   (540,960)   (535,440)
  Debt premium, discount, financing and reacquisition expenses  . . . . . . . . . . .    (67,890)    (18,490)
                                                                                       ---------   ---------
         Cash used in financing activities  . . . . . . . . . . . . . . . . . . . . .   (961,965)   (792,068)
                                                                                       ---------   ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (292,315)   (295,873)
  Allowance for equity funds used during construction (excluding amount for
   nuclear fuel)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (58)      3,820
  Change in construction receivables/payables -- net  . . . . . . . . . . . . . . . .       (427)       (263)
  Non-utility property -- net   . . . . . . . . . . . . . . . . . . . . . . . . . . .         36          (3)
  Nuclear fuel (excluding allowance for equity funds used during construction)  . . .    (19,886)    (56,302)
  Other investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (32,691)    (16,746)
                                                                                       ---------   ---------
         Cash used in investing activities  . . . . . . . . . . . . . . . . . . . . .   (345,341)   (365,367)
                                                                                       ---------   ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . .      6,249     (19,896)
CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE  . . . . . . . . . . . . . . . . . . .      6,699      27,929
                                                                                       ---------   ---------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE . . . . . . . . . . . . . . . . . . . . .  $  12,948   $   8,033
                                                                                       =========   =========


          See Accompanying Notes to Condensed Financial Statements.

                        TEXAS UTILITIES ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
                                     ASSETS


                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                    1995           1994
                                                                                 (UNAUDITED)
                                                                                -----------    -----------
                                                                                  THOUSANDS OF DOLLARS
ELECTRIC PLANT
   In service:
    Production  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $15,588,381    $15,553,422
    Transmission  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,583,210      1,567,617
    Distribution  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,165,571      3,997,061
    General   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       408,035        425,973
                                                                                -----------    -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,745,197     21,544,073
    Less accumulated depreciation   . . . . . . . . . . . . . . . . . . . . .     4,888,612      4,560,054
                                                                                -----------    -----------
       Electric plant in service less accumulated depreciation  . . . . . . .    16,856,585     16,984,019
   Construction work in progress  . . . . . . . . . . . . . . . . . . . . . .       249,168        971,429
   Nuclear fuel (net of accumulated amortization:  1995 -- $271,799,000;
     1994 -- $205,420,000)  . . . . . . . . . . . . . . . . . . . . . . . . .       252,470        298,964
   Held for future use  . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,323         43,550
                                                                                -----------    -----------
       Electric plant less accumulated depreciation and amortization  . . . .    17,384,546     18,297,962
   Less reserve for regulatory disallowances  . . . . . . . . . . . . . . . .     1,308,460      1,308,460
                                                                                -----------    -----------
       Net electric plant . . . . . . . . . . . . . . . . . . . . . . . . . .    16,076,086     16,989,502
                                                                                -----------    -----------

INVESTMENTS
   Non-utility property (Note 7)  . . . . . . . . . . . . . . . . . . . . . .       332,219          4,383
   Other investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        99,393         66,702
                                                                                -----------    -----------
       Total investments  . . . . . . . . . . . . . . . . . . . . . . . . . .       431,612         71,085
                                                                                -----------    -----------

CURRENT ASSETS
   Cash in banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,948          6,699
   Special deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           552            527
   Notes receivable - affiliates    . . . . . . . . . . . . . . . . . . . . .        53,445         28,594
   Accounts receivable:
    Customers   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       307,539        196,507
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,616         26,869
    Allowance for uncollectible accounts  . . . . . . . . . . . . . . . . . .        (5,801)        (5,026)
   Inventories -- at average cost:
    Materials and supplies  . . . . . . . . . . . . . . . . . . . . . . . . .       180,730        178,977
    Fuel stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        80,427         83,525
   Prepaid taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38,012         21,614
   Deferred federal income taxes  . . . . . . . . . . . . . . . . . . . . . .        37,150         37,202
   Other current assets   . . . . . . . . . . . . . . . . . . . . . . . . . .        11,608         16,379
                                                                                -----------    -----------
       Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .       739,226        591,867
                                                                                -----------    -----------
DEFERRED DEBITS
   Unamortized regulatory assets:
    Debt reacquisition costs  . . . . . . . . . . . . . . . . . . . . . . . .       336,856        281,023
    Cancelled lignite unit costs  . . . . . . . . . . . . . . . . . . . . . .        15,977         18,049
    Rate case costs   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        62,884         64,862
    Litigation and settlement costs   . . . . . . . . . . . . . . . . . . . .        72,685         72,685
    Voluntary retirement/severance program  . . . . . . . . . . . . . . . . .       138,580        156,397
    Recoverable deferred federal income taxes -- net  . . . . . . . . . . . .     1,132,198      1,208,833
    Other regulatory assets   . . . . . . . . . . . . . . . . . . . . . . . .        11,964         12,654
   Under-recovered fuel revenue   . . . . . . . . . . . . . . . . . . . . . .          --           29,860
   Other deferred debits  . . . . . . . . . . . . . . . . . . . . . . . . . .        89,064         22,866
                                                                                -----------    -----------
       Total deferred debits  . . . . . . . . . . . . . . . . . . . . . . . .     1,860,208      1,867,229
   Less reserve for regulatory disallowances  . . . . . . . . . . . . . . . .        72,685         72,685
                                                                                -----------    -----------
       Net deferred debits  . . . . . . . . . . . . . . . . . . . . . . . . .     1,787,523      1,794,544
                                                                                -----------    -----------

           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $19,034,447    $19,446,998
                                                                                ===========    ===========

          See Accompanying Notes to Condensed Financial Statements.

                        TEXAS UTILITIES ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                    1995           1994
                                                                                (UNAUDITED)
                                                                               ------------   ------------
                                                                                 THOUSANDS OF DOLLARS
CAPITALIZATION
   Common stock without par value:
     Authorized shares -- 180,000,000
     Outstanding shares -- 156,800,000  . . . . . . . . . . . . . . . . . . .  $  4,732,305   $  5,166,125
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,117,586        948,136
                                                                               ------------   ------------
         Total common stock equity  . . . . . . . . . . . . . . . . . . . . .     5,849,891      6,114,261
   Preferred stock:
     Not subject to mandatory redemption  . . . . . . . . . . . . . . . . . .       855,869        870,190
     Subject to mandatory redemption  . . . . . . . . . . . . . . . . . . . .       275,645        387,482
   Long-term debt, less amounts due currently   . . . . . . . . . . . . . . .     7,234,493      7,220,641
                                                                               ------------   ------------
         Total capitalization . . . . . . . . . . . . . . . . . . . . . . . .    14,215,898     14,592,574
                                                                               ------------   ------------


CURRENT LIABILITIES
   Notes payable -- commercial paper  . . . . . . . . . . . . . . . . . . . .       241,797        363,886
   Long-term debt due currently   . . . . . . . . . . . . . . . . . . . . . .        41,434         56,037
   Accounts payable:
     Affiliates   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       164,516         97,443
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        97,242        113,144
   Dividends declared   . . . . . . . . . . . . . . . . . . . . . . . . . . .        21,062         23,600
   Customers' deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . .        62,604         55,726
   Taxes accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       283,108        234,840
   Interest accrued   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       161,813        159,794
   Over-recovered fuel revenue  . . . . . . . . . . . . . . . . . . . . . . .        63,626           --
   Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .        47,416         71,950
                                                                               ------------   ------------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . .     1,184,618      1,176,420
                                                                               ------------   ------------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
   Accumulated deferred federal income taxes  . . . . . . . . . . . . . . . .     2,760,388      2,761,772
   Unamortized federal investment tax credits   . . . . . . . . . . . . . . .       614,833        664,209
   Other deferred credits and noncurrent liabilities  . . . . . . . . . . . .       258,710        252,023
                                                                               ------------   ------------
         Total deferred credits and other noncurrent liabilities  . . . . . .     3,633,931      3,678,004


COMMITMENTS AND CONTINGENCIES (Note 7)
                                                                               ------------   ------------


           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 19,034,447   $ 19,446,998
                                                                               ============   ============

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

THE COMPANY

    Consolidation -- The consolidated financial statements include the Company and all of its subsidiaries (System Companies):

TU Electric                                           Texas Utilities Services Inc. (TU Services)
Southwestern Electric Service Company (SESCO)         Texas Utilities Properties Inc. (TU Properties)
Texas Utilities Fuel Company (Fuel Company)           Texas Utilities Communications Inc. (TU Communications)
Texas Utilities Mining Company (Mining Company)       Basic Resources Inc. (Basic)
Chaco Energy Company (Chaco)

    In March 1995, TU Communications, a new wholly-owned subsidiary of the Company, was incorporated under the laws of the State of Delaware. TU Communications was organized to provide access to advanced telecommunications technology, primarily for the System Companies' expected expanding energy services business.

    In November 1995, the Company formed a new subsidiary, Texas Utilities Australia Pty. Ltd., in connection with its agreement to acquire Eastern Energy Limited. (See Note 8.)

    All significant intercompany items and transactions have been eliminated in consolidation.

TU ELECTRIC

    In September 1995, TU Electric established two financing subsidiaries, TU Electric Capital I and TU Electric Capital II, in the form of statutory Delaware business trusts, for the purpose of issuing securities in connection with the proposed sale or exchange of TU Electric's depositary shares, each representing 1/4 share of Cumulative Preferred Stock, $8.20 Series, $7.50 Series and $7.22 Series.

2.  SHORT-TERM FINANCING

THE COMPANY AND TU ELECTRIC

    At September 30, 1995, the Company and TU Electric had joint lines of credit aggregating $1,000,000,000 under credit facility agreements (Agreements) with a group of commercial banks. The Agreements have two facilities. The Company pays a fee for each facility. Facility A provides for borrowings up to $300,000,000 and terminates April 28, 1996. Facility B provides for borrowings up to $700,000,000 and terminates April 28, 2000. The Company's borrowings under the Agreements are limited to $400,000,000. Borrowings, if any, under the Agreements will be used for working capital and other corporate purposes, including commercial paper backup.

          TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

3.  CAPITALIZATION

COMMON STOCK

THE COMPANY

    In 1990, the Company's Employee Thrift Plan (Thrift Plan) borrowed $250,000,000 in the form of a note payable from an outside lender and purchased 7,142,857 shares of common stock (LESOP Shares) from the Company in connection with the leveraged employee stock ownership provision of the Thrift Plan.
LESOP Shares are held by the trustee until allocated to Thrift Plan participants when required to meet the System Companies' obligations under the terms of the Thrift Plan. The Company has purchased the note from the outside lender, which has been recorded as a reduction to common stock equity. The Thrift Plan uses dividends on the LESOP Shares purchased and contributions from the System Companies, if required, to repay interest and principal on the note. Common stock equity increases at such time as LESOP Shares are allocated to participants' accounts even though shares of common stock outstanding include unallocated LESOP Shares held by the trustee. Allocations to participants' accounts during the nine months ended September 30, 1995, increased common stock equity by $6,069,770.

PREFERRED STOCK

TU ELECTRIC

    At September 30, 1995 and December 31, 1994, TU Electric had 17,000,000 shares of preferred stock authorized by its articles of incorporation of which 11,514,553 and 12,787,228 shares were issued and outstanding, respectively.

    During the nine months ended September 30, 1995, TU Electric redeemed or purchased 1,147,675 shares of preferred stock with annual dividend rates ranging from $7.22 to $10.375. In addition, TU Electric redeemed 125,000 shares on May 1, 1995 and 125,000 shares on November 1, 1995 of its $9.64 Cumulative Preferred Stock, which fulfills its mandatory redemption requirements until May 1, 1996.

LONG-TERM DEBT

TU ELECTRIC

    TU Electric issued the following long-term debt during the nine months ended September 30, 1995:

                                                                      PRINCIPAL
              DESCRIPTION                                              AMOUNT       INTEREST RATE     MATURITY
              -----------                                           ------------    ------------      ---------
Term credit agreement . . . . . . . . . . . . . . . . . . . . . .   $300,000,000         (a)            1997
Pollution control revenue bonds . . . . . . . . . . . . . . . . .    333,905,000         (b)            2030
                                                                    ------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $633,905,000
                                                                    ============


------------------
(a) At September 30, 1995, borrowings under the term credit agreement carried annual interest rates of 6.4875% for a six-month period ending in November and 6.425% for a six-month period ending in December.

(b) All of such bonds currently bear interest in a daily mode and are secured by an irrevocable letter of credit. Interest rates have ranged from 1.80% to 5.25% per annum.

     TU Electric redeemed or reacquired the following long-term debt during the nine months ended September 30, 1995:

                                                                      PRINCIPAL
              DESCRIPTION                                              AMOUNT       INTEREST RATE     MATURITY
              -----------                                           ------------    ------------      ---------
First mortgage bonds  . . . . . . . . . . . . . . . . . . . . . .   $361,150,000  9-7/8% to 10-5/8%   2019-2020
Taxable pollution control revenue bonds . . . . . . . . . . . . .      9,000,000       8.85%*           2021
Pollution control revenue bonds . . . . . . . . . . . . . . . . .    252,235,000  7-3/4% to 9-7/8%    2007-2018
                                                                    ------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $622,385,000
                                                                    ============

------------------
* The remaining $91,000,000 of Taxable Series 1991 was remarketed on June 1, 1995, in a flexible mode for rate periods up to 180 days and is secured by an irrevocable letter of credit.

          TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

3.   CAPITALIZATION -- (CONCLUDED)

     In October 1995, TU Electric prepaid the remaining $178,960,000 aggregate principal amount of its promissory note issued to Brazos Electric Power Cooperative in 1988.

4.   RETAINED EARNINGS

THE COMPANY

     The articles of incorporation and the mortgages, as supplemented, of TU Electric and SESCO contain provisions which, under certain conditions, restrict distributions on or acquisitions of their common stock. At September 30, 1995, $139,062,000 of the Company's retained earnings was restricted as a result of such provisions.

5.   RATE PROCEEDINGS

TU ELECTRIC

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

Docket 9300

    The PUC's final order (Order) in connection with TU Electric's January 1990 rate increase request (Docket 9300) was reviewed by the 250th Judicial District Court of Travis County, Texas (District Court) and thereafter was appealed to the Court of Appeals for the Third District of Texas (Court of Appeals). In June 1994, the Court of Appeals affirmed a prudence disallowance of $472 million provided for in the Order with respect to TU Electric's Comanche Peak nuclear generating station (Comanche Peak), reversed and remanded the portion of the District Court's judgment that had affirmed a disallowance of $25 million relating to TU Electric's reacquisitions of the minority owner interests in Comanche Peak nuclear fuel, and affirmed the District Court's remand of the remainder of the disallowance of $884 million relating to the reacquisitions of such minority owner interests. Therefore, the Court of Appeals remanded an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owner interests in Comanche Peak to the PUC for reconsideration and ordered that such reconsideration be on the basis of a prudent investment standard.

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

    The Court of Appeals also ruled in the appeal of TU Electric's Docket 9300 rate case that prior court rulings required that the tax benefits generated by costs, including capital costs, not allowed in rates, must be used to reduce rates charged to customers, reversing the District Court's decision. TU Electric believes that such ruling is erroneous and not consistent with the Texas Public Utility Regulatory Act. TU Electric contended that, according to a Private Letter Ruling issued to TU Electric by the Internal Revenue Service
(IRS) with respect to investment tax credits, such ratemaking treatment, to the extent related to property classified for tax purposes as public utility property, would result in a violation of the normalization rules under the Internal Revenue Code of 1986, as amended. In September 1995, the IRS issued another Private Letter Ruling to the Company, which ruled that such ratemaking treatment would also violate the normalization

          TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

5.  RATE PROCEEDINGS -- (CONTINUED)

rules applicable to depreciation. Violation of the normalization rules would result in a significant adverse effect on TU Electric's results of operation and liquidity. If there are normalization violations, TU Electric will forfeit its investment tax credits that remain unamortized as of the date of the violation, and will also forfeit the ability to take advantage of accelerated
tax depreciation in years to which the violative order relates.   This could
result in payments to the IRS of up to $1.3 billion. TU Electric disagrees with certain portions of the decision of the Court of Appeals, including specifically its decision with respect to federal income taxes, and has filed an appeal to the Supreme Court of Texas. Other parties have also filed appeals of this decision to the Supreme Court of Texas. TU Electric cannot predict whether such appeals will be accepted by the Supreme Court of Texas and cannot predict the outcome of any such appeals or any resulting reconsideration of these issues on remand by the PUC.

    In April 1995, in an appeal of a rate case involving another utility, the Supreme Court of Texas held that the PUC has considerable discretion in determining the fair share of consolidated tax savings to be allocated to a utility and, accordingly, is not required to include losses of unregulated affiliates in determining such fair share. The Supreme Court of Texas also held that the PUC could not use the tax benefits generated by disallowed expenses to reduce rates.

FUEL COST RECOVERY RULE

    TU Electric anticipates filing a petition with the PUC in November 1995 to refund to customers approximately $64 million, including interest, in over-collected fuel costs for the period June 1995 through September 1995. PUC approval is expected in December 1995 with the refund to be included in January 1996 billings. In June 1995, TU Electric petitioned the PUC for approval of a fuel refund to customers of approximately $89 million, including interest, in over- collected fuel costs for the period June 1994 through May 1995. Such over-collection was primarily due to lower natural gas prices than previously anticipated. PUC approval was granted in August 1995 and refunds were included in September 1995 billings. In August 1994, TU Electric petitioned the PUC for a recovery of approximately $93 million, including interest, in under-collected fuel costs for the period July 1993 through June 1994. The PUC approved the recovery of this amount through a surcharge to customers over a six-month period beginning in January 1995. The PUC's approval of this surcharge and a previously approved $147.5 million surcharge for fuel cost recovery for a prior period have been appealed by certain intervenors to the district courts of Travis County, Texas. In those appeals, those parties are contending that the PUC is without authority to allow a fuel cost surcharge without a hearing and resultant findings that the costs are reasonable and necessary and that the prices charged to TU Electric by affiliated suppliers are no higher than the prices charged by those affiliates to others for the same items or class of items. TU Electric is vigorously defending its position in these appeals but is unable to predict their outcome.

FLEXIBLE RATE INITIATIVES

    TU Electric continues to offer flexible rates in over 160 cities with original regulatory jurisdiction within its service territory (including the cities of Dallas and Fort Worth), to existing non-residential retail and wholesale customers that have viable alternative sources of supply and would otherwise leave the system. TU Electric also continues to offer an economic development rider to attract new businesses and to encourage existing customers to expand their facilities as well as an environmental technology rider. To date, TU Electric serves 87 commercial, industrial and municipal flexibly-priced loads, eight economic development loads, and one environmental technology load under these rates. TU Electric will continue to pursue the expanded use of flexible rates when such rates are necessary to be price-competitive.

     As a result of recent legislation, flexible retail and wholesale pricing may be approved by the PUC at levels lower than the utility's approved rates but higher than the utility's marginal cost. In September 1995, TU Electric filed an application for such a wholesale rate with the PUC for service to two rural electric cooperatives it has served since 1963. The proposed rate includes provisions for a five-year term of service. If approved by the PUC, the proposed rate will enable TU Electric to retain a combined load of approximately 23 megawatts (MW). The cooperatives have informed TU Electric that they will transfer their load to alternative suppliers if the proposed rate is not approved. TU Electric is actively pursuing

          TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

5.  RATE PROCEEDINGS -- (CONCLUDED)

several other opportunities through flexible pricing to enhance its ability to compete for new wholesale loads, as well as to retain existing wholesale loads.

INTEGRATED RESOURCE PLAN

     In October 1994, TU Electric filed an application for approval by the PUC of certain aspects of its Integrated Resource Plan (IRP) for the ten-year period 1995-2004. The IRP includes initiatives that address demand-side management resources, purchased power, and future generating capacity that includes renewable energy sources. TU Electric's IRP includes 288 MW of simple-cycle combustion turbines, 1,514 MW of combined-cycle combustion turbines and 300 MW of wind or other renewable resources. Assuming these units are financed by TU Electric using traditional methods, approximately $200 million would be added to capital expenditures in 1997. Hearings on this application were concluded in March 1995. In August 1995, the PUC remanded the case for development of a solicitation plan to test TU Electric's resource proposals in the market place and to conform the IRP to new state legislation that requires the PUC to adopt a state-wide integrated resource planning rule by September 1, 1996. The PUC's decision on the solicitation plan is expected in July 1996.

6.  IMPAIRMENT OF ASSETS

THE COMPANY AND TU ELECTRIC

    In September 1995, the Company and TU Electric recorded the impairment of several non-performing assets in accordance with the early adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement 121) which prescribes a methodology for assessing and measuring impairments in the carrying value of certain assets.

THE COMPANY

    The total impairment of the Company's assets, including the partially completed Twin Oak and Forest Grove lignite-fueled facilities of TU Electric, and Chaco's coal reserves in New Mexico, as well as several minor assets, aggregated $802 million after tax. The Company has determined that the Twin Oak and Forest Grove facilities no longer fit TU Electric's capacity needs due to changes in load growth patterns and availability of alternative generation. The impairment of TU Electric's lignite-fueled facilities has been measured based on management's expectations that these assets will either be sold or constructed outside the traditional regulated utility business. The Company has determined that the Chaco coal reserves will no longer be developed through traditional means due to ample availability of alternative fuels at favorable
prices.   Chaco's impairment has been measured based on a significant decrease in the market value of the coal reserves as determined by an external study performed and completed in the quarter ended September 30, 1995. A variety of options are being considered with respect to the Chaco coal reserves. (See Note 7.) The impairment of these assets involved a write-down to their estimated fair values using a valuation study based on the discounted expected future cash flows from the respective assets' use. With respect to the other assets impaired, fair values were determined based on current market values of similar assets.

TU ELECTRIC

    The total impairment of TU Electric's assets, including its partially completed Twin Oak and Forest Grove lignite-fueled facilities, as well as several minor assets, aggregated $316 million after tax. TU Electric has determined that the Twin Oak and Forest Grove facilities no longer fit its capacity needs due to changes in load growth patterns and availability of alternative generation. Such impairment has been measured based on management's expectations that these assets will either be sold or constructed outside the traditional regulated utility business. The impairment of these assets involved a write-down to their estimated fair values using a valuation study based on the discounted expected future cash flows from the respective assets' use. With respect to the other assets impaired, fair values were determined based on current market values of similar assets.

          TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

7.  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES

THE COMPANY

    The Company's construction expenditures for utility related activities, excluding allowance for funds used during construction (AFUDC) and expenditures relating to new generating units, are presently estimated at $400 million for each of the years 1995, 1996 and 1997. Expenditures for nuclear fuel and non-utility property are presently estimated at $111 million for 1995, $99 million for 1996, and $108 million for 1997.

TU ELECTRIC

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

COOLING WATER CONTRACTS

TU ELECTRIC

    TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $35,000,000 at September 30, 1995, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TU Electric. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $84,610,000 remaining principal amount of bonds at September 30, 1995, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality.

CHACO COAL PROPERTIES

THE COMPANY

    Chaco has a coal lease agreement for the rights to certain surface mineable coal reserves located in New Mexico. The agreement provides for minimum advance royalty payments of approximately $16 million per year through 2017, covering approximately 228 million tons of coal. The Company has entered into a surety agreement to assure performance by Chaco with respect to this agreement. In addition, Chaco has under lease with the federal government certain coal reserves. A provision in this lease requires that substantial mining be completed by September 1997. Chaco is currently reviewing its options with regard to this provision. Because of the present ample availability of western

          TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONCLUDED)

7.  COMMITMENTS AND CONTINGENCIES -- (CONCLUDED)

coal at favorable prices from other mines, Chaco has delayed plans to commence mining operations, and accordingly, is reassessing its alternatives with respect to its coal properties, including seeking purchasers thereof. (See
Note 6.)

GAS PURCHASE CONTRACTS

THE COMPANY

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

NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL

TU ELECTRIC

    TU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At September 30, 1995, such reserve totaled $70,833,000 which includes an accrual of $13,634,000 and $18,179,000 for the nine and twelve months ended September 30, 1995, respectively. As of September 30, 1995, the market value of deposits in the external trust for decommissioning of Comanche Peak was $79,417,000. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study during 1992 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities were estimated to be $255,000,000 and $344,000,000, respectively. Decommissioning activities are projected to begin in 2030 and 2032 for Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. TU Electric is recovering such costs based upon the 1992 study through its rates placed in effect under Docket 11735. (See Note 5.)

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

8.  SUBSEQUENT EVENT

THE COMPANY

In November 1995, the Company announced that it had reached an agreement to acquire Eastern Energy Limited for $1.55 billion. Eastern Energy Limited is an Australian electric distribution company serving 470,000 customers, including a portion of the Melbourne, Victoria metropolitan area. The Company's equity investment is expected to be approximately $600 million. The remainder of the acquisition costs are expected to be raised from debt incurred by the newly acquired company, Eastern Energy Limited.

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Company:


We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company and subsidiaries as of September 30, 1995, and the related condensed statements of consolidated income for the three-month, nine-month and twelve-month periods ended September 30, 1995 and 1994, and of consolidated cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of Texas Utilities Company's management.

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

DELOITTE & TOUCHE LLP
Dallas, Texas
November 7, 1995

INDEPENDENT ACCOUNTANTS' REPORT

Texas Utilities Electric Company:

We have reviewed the accompanying condensed balance sheet of Texas Utilities Electric Company as of September 30, 1995, and the related condensed statements of income for the three-month, nine-month and twelve-month periods ended September 30, 1995 and 1994, and of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of Texas Utilities Electric Company's management.

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


DELOITTE & TOUCHE LLP
Dallas, Texas
November 7, 1995

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

THE COMPANY

    External funds of a permanent or long-term nature are obtained through sales of common stock, preferred stock and long-term debt by the System Companies. The capitalization ratios of the Company and its subsidiaries at September 30, 1995 consisted of approximately 53% long-term debt, 8% preferred stock and 39% common stock equity.

TU ELECTRIC

    The capitalization ratios of TU Electric at September 30, 1995 consisted of approximately 51% long-term debt, 8% of preferred stock and 41% common stock equity.

    TU Electric had financings totaling $633,905,000 to date in 1995. Proceeds from such financings were used primarily for the early redemption or reacquisition of debt and preferred stock. Long-term debt financings to date in 1995 by TU Electric consisted of:


                                                                    PRINCIPAL         CURRENT
                              DESCRIPTION                            AMOUNT       INTEREST RATES     MATURITY
                              -----------                         ------------   ------------------  --------
Term credit agreement . . . . . . . . . . . . . . . . . . . .     $300,000,000  6.425% and 6.4875%     1997
Pollution control revenue bonds . . . . . . . . . . . . . . .      333,905,000    1.80% to 5.25%       2030
                                                                  ------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . .     $633,905,000
                                                                  ============


    TU Electric intends to redeem $6,000,000 of First Mortgage Bonds on November 14, 1995. Additional early redemptions of long-term debt and preferred stock may occur from time to time in amounts presently undetermined.

THE COMPANY

    To date in 1995, the System Companies redeemed, reacquired or made principal payments of $982,095,000 (including $963,534,000 for TU Electric) on long-term debt and preferred stock.

    The System Companies expect to issue additional debt and equity securities for sale or exchange as needed, including (i) the possible future sale by TU Electric of up to $300,000,000 of Medium-Term Notes, Series D and up to $350,000,000 of First Mortgage Bonds currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933, (ii) the possible future sale by TU Electric of 250,000 shares of Cumulative Preferred Stock ($100 liquidation value) similarly registered and
(iii) the exchange of Preferred Securities of TU Electric Capital I and II, with or without an additional cash component, or cash only for TU Electric's depositary shares, each representing 1/4 share of Cumulative Preferred Stock.

THE COMPANY AND TU ELECTRIC

    The Company and TU Electric have joint lines of credit aggregating $1,000,000,000 under credit facility agreements (Agreements) with a group of
commercial banks.  The Agreements have two facilities.   The Company pays a fee
for each facility. Facility A provides for borrowings up to $300,000,000 and terminates April 28, 1996. Facility B provides for borrowings up to $700,000,000 and terminates April 28, 2000. The Company's borrowings under the Agreements are limited to $400,000,000. Borrowings, if any, under the Agreements will be used for working capital and other corporate purposes, including commercial paper backup.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

    In order to remain competitive, the Company and TU Electric are aggressively managing their operating costs and capital expenditures through streamlined business processes and are developing and implementing strategies to address an increasingly competitive environment. These strategies include initiatives to improve their return on corporate assets and to maximize shareholder value through new marketing programs, creative rate design, and new business opportunities. Additional initiatives under consideration include the potential disposition or alternative utilization of existing assets and the restructuring of strategic business units. The Company and TU Electric are contemplating alternative uses for their investment in certain assets, including TU Electric's partially completed Twin Oak and Forest Grove facilities and Chaco's New Mexico coal reserves, which, based upon management's expectations, might include sale of the reserves or facilities or construction outside the traditional regulated business. In September 1995, the Company and TU Electric determined that the partially completed Twin Oak and Forest Grove facilities no longer fit TU Electric's capacity needs due to continuing changes in load growth patterns and availability of alternative generation. Also in September 1995, the Company determined that the Chaco coal reserves would no longer be developed through traditional means due to ample availability of alternative fuels at favorable prices. A variety of options are being considered with respect to the Chaco coal reserves (see Note 7 to Condensed Financial Statements).

THE COMPANY

    On October 13, 1995, the Company announced a modification of its dividend policy as a part of a financial strategy supporting the Company's overall business plan. As a result, a quarterly dividend of $0.50 per share payable January 2, 1996, was declared by the Company's Board of Directors. The previous quarterly dividend was $0.77 per share. The Company plans to use the additional cash flow to buy back TU Electric's long-term debt and preferred stock, buy back up to $250 million of the Company's common stock over the next three years and fund attractive investment opportunities as they become available.

    In November 1995, the Company announced that it had reached an agreement to acquire Eastern Energy Limited for $1.55 billion. Eastern Energy Limited is an Australian electric distribution company serving 470,000 customers, including a portion of the Melbourne, Victoria metropolitan area. The Company's equity investment, to be funded from internal cash generation, is expected to be approximately $600 million. The remainder of the acquisition costs are expected to be raised from debt incurred by the newly acquired company, Eastern Energy Limited.

THE COMPANY AND TU ELECTRIC

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

TU ELECTRIC

    TU Electric's capital requirements have not been significantly affected by the requirements of the Clean Air Act. Although TU Electric is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact. Any additional required capital costs, as well as any increased operating costs, associated with these new requirements or compliance measures are expected to be recoverable through rates, as similar costs have been recovered in the past. TU Electric's environmental expenditures for 1995 are estimated to be $58 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES -- (CONCLUDED)

    The Court of Appeals ruled in the appeal of TU Electric's Docket 9300 rate case that prior court rulings required that the tax benefits generated by costs, including capital costs, not allowed in rates, must be used to reduce rates charged to customers, reversing the District Court's decision. TU Electric believes that such ruling is erroneous and not consistent with the Texas Public Utility Regulatory Act. TU Electric contended that, according to a Private Letter Ruling issued to TU Electric by the Internal Revenue Service
(IRS) with respect to investment tax credits, such ratemaking treatment, to the extent related to property classified for tax purposes as public utility property, would result in a violation of the normalization rules under the Internal Revenue Code of 1986, as amended. In September 1995, the IRS issued another Private Letter Ruling to the Company, which ruled that such ratemaking treatment would also violate the normalization rules applicable to depreciation. Violation of the normalization rules would result in a significant adverse effect on TU Electric's results of operation and liquidity. If there are normalization violations, TU Electric will forfeit its investment tax credits that remain unamortized as of the date of the violation, and will also forfeit the ability to take advantage of accelerated tax depreciation in years to which the violative order relates. This could result in payments to the IRS of up to $1.3 billion. TU Electric disagrees with certain portions of the decision of the Court of Appeals, including specifically its decision with respect to federal income taxes, and has filed an appeal to the Supreme Court of Texas. Other parties have also filed appeals of this decision to the Supreme Court of Texas. TU Electric cannot predict whether such appeals will be accepted by the Supreme Court of Texas and cannot predict the outcome of any such appeals or any resulting reconsideration of these issues on remand by the Public Utility Commission of Texas (PUC).

    In April 1995, in an appeal of a rate case involving another utility, the Supreme Court of Texas held that the PUC has considerable discretion in determining the fair share of consolidated tax savings to be allocated to a utility and, accordingly, is not required to include losses of unregulated affiliates in determining such fair share. The Supreme Court of Texas also held that the PUC could not use the tax benefits generated by disallowed expenses to reduce rates.

    For other information regarding Rate Proceedings, see Note 5 to Condensed Financial Statements.

THE COMPANY AND TU ELECTRIC

    The National Energy Policy Act of 1992 (Energy Act) addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. The Public Utility Regulatory Act, as amended and effective September 1, 1995, requires the PUC to have rules in place within 180 days governing comparable wholesale open access transmission services. To meet this requirement, the PUC has initiated a generic rule making proceeding to address wholesale transmission issues within Texas. In addition, the Texas legislature recently enacted a provision for the sale of electric energy by exempt wholesale generators and power marketers at the wholesale level. Although TU Electric and Southwestern Electric Service Company (SESCO) are unable to predict the ultimate impact of the Energy Act and any related regulations or any state legislation or PUC regulation on their operations, they believe that such actions are consistent with the trend toward increased competition in the energy industry.

    While TU Electric and SESCO have experienced competitive pressures in the wholesale market resulting in approximately 354 megawatts (MW) loss of load for TU Electric since the beginning of 1993 and notifications of the possible termination of approximately 600 MW through 1999, wholesale sales represented a relatively low percentage of total consolidated operating revenues in 1994. TU Electric and SESCO are unable to predict the extent of future competitive developments in either the wholesale or retail markets or what impact, if any, such developments may have on their operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- (CONTINUED)

RESULTS OF OPERATIONS

THE COMPANY

    For the three-, nine- and twelve-month periods (excluding the after-tax effect of the asset impairment), consolidated net income increased approximately 22%, 15% and 21%, respectively. For the Company and TU Electric, from which most of consolidated earnings is derived, the major factors affecting earnings for the three-, nine- and twelve- month periods were continuing cost reduction efforts and customer growth, offset by mild weather conditions for the nine- and twelve-month periods.

    In September 1995, the Company recorded an impairment of several non-performing assets, including the partially completed Twin Oak and Forest Grove lignite-fueled facilities of TU Electric, and Chaco's coal reserves in New Mexico, as well as several minor assets. Such impairment, on an after-tax
basis, amounted to $802 million.   (See Note 6 to Condensed Financial
Statements.)

TU ELECTRIC

    Operating revenues increased approximately 4% for the three-month period, and decreased 1% for the nine-month period and 2% for the twelve-month period ended September 30, 1995. The following table details the factors contributing to these changes:

                                                                   INCREASE (DECREASE)
                                           --------------------------------------------------------------------
              FACTORS                       THREE MONTHS ENDED      NINE MONTHS ENDED      TWELVE MONTHS ENDED
              ------                       -------------------      -----------------      --------------------
                                                                  THOUSANDS OF DOLLARS
Base rate revenue (billed)  . . . . . . . .   $  35,059                $  23,184                $  53,919
Fuel revenue  . . . . . . . . . . . . . . .     (12,693)                 (72,375)                (135,984)
Power cost recovery factor revenue  . . . .      (1,389)                  (6,351)                 (13,238)
Unbilled revenue and other  . . . . . . . .      52,996                  (12,447)                  (1,788)
                                              ---------               ----------                ---------
   Total  . . . . . . . . . . . . . . . . .   $  73,973               $  (67,989)               $ (97,091)
                                              =========               ==========                =========

Total energy sales (including unbilled energy sales) increased approximately 5% for the three-month period and approximately 1% for the nine- and twelve-month periods. The effect on billed energy sales and base rate revenue for all periods was primarily a result of an increase in customers and billing cycle days partially offset by mild weather conditions and loss of wholesale power sales. The decrease in fuel revenue for all periods was primarily due to continued reduction in gas prices and also, for the twelve-month period, increased nuclear generation as compared to the prior period. The change in unbilled revenue and other for the three-month period resulted from milder weather conditions and was affected for all periods by increased power marketing sales.

   Fuel and purchased power expense decreased approximately 3%, 6% and 8% for the three-, nine- and twelve-month periods, respectively, primarily due to continued reduction in gas prices and purchased power commitments and, for the twelve-month period, increased utilization of nuclear fuel.

   Total operating expenses, excluding fuel and purchased power, increased approximately 5% for the three-month period, decreased 1% for the nine-month
period and increased less than 1% for the twelve-month period.   Operation and
maintenance expense decreased for all periods due primarily to a decrease in employee benefit expenses, uncollectible accounts expense and material and supplies expense. Federal income taxes increased for all periods due primarily
to lower operating expenses.   For the nine- and twelve-month periods, a
reduction in taxes other than income was primarily attributed to a decrease in the Company's ad valorem tax obligation.

   Allowance for funds used during construction (AFUDC) decreased approximately 22%, 15% and 20% for the three-, nine- and twelve-month periods, respectively, primarily due to a reduction in the gross rate used for capitalizing AFUDC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- (CONCLUDED)

RESULTS OF OPERATIONS -- (CONCLUDED)

   In September 1995, TU Electric recorded an impairment of several non-performing assets, including the partially completed Twin Oak and Forest Grove lignite-fueled facilities. Such impairment, on an after-tax basis, amounted to $316 million. (See Note 6 to Condensed Financial Statements.)

   Federal income taxes -- other income decreased for all periods primarily due to the effect of recording the taxes associated with the asset impairment.

   Total interest charges, excluding AFUDC, decreased approximately 5% for the three-, nine-, and twelve-month periods. Interest on mortgage bonds decreased over the prior periods as a result of reduced interest requirements due to the Company's refinancing efforts, partially offset by increased interest requirements for new issues sold. Interest on other long-term debt was affected in all periods due primarily to borrowings on the term credit agreement offset by the continuing retirement of debt incurred on the purchases of the minority ownership interests in Comanche Peak. Other interest expense was affected by decreased interest on bonded rates over the prior period partially offset by increased average short-term borrowings and increased amortization of debt issuance expenses and redemption premiums.

   Preferred stock dividends decreased approximately 12%, 16% and 16% for the three-, nine- and twelve-month periods, respectively, due to the redemption of certain series.

                           PART II. OTHER INFORMATION

          TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY

ITEM 1.   LEGAL PROCEEDINGS

THE COMPANY

     The Antitrust Division of the U.S. Department of Justice has submitted to the Company a civil investigative demand (CID) dated October 24, 1995. This CID appears to request documents and information relating to an investigation of whether alleged tying arrangements or other actions that unreasonably deny or condition access to TU Electric's transmission system by others have occurred in violation of certain antitrust laws. While the Company intends to comply with requests within appropriate purview of Department of Justice, it believes it has not violated such antitrust laws. The Company is unable to predict the outcome of any such investigation.

ITEM 5.   OTHER INFORMATION

ACQUISITION

THE COMPANY

     In November 1995, the Company announced that it had reached an agreement to acquire Eastern Energy Limited for $1.55 billion. Eastern Energy Limited is an Australian electric distribution company serving 470,000 customers, including a portion of the Melbourne, Victoria metropolitan area.

RATE PROCEEDINGS

TU ELECTRIC

     Reference is made herein to Note 5 to TU Electric's Condensed Financial Statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits filed as a part of Part II are:

  15      -  Letters from Deloitte & Touche LLP as to unaudited interim financial information
              15(a)  Texas Utilities Company
              15(b)  Texas Utilities Electric Company

  27     -   Financial Data Schedules
              27(a)  Texas Utilities Company
              27(b)  Texas Utilities Electric Company

  (b)     Reports on Form 8-K filed since June 30, 1995 are as follows:

          Date of Report            Item Reported
          --------------            -------------

          THE COMPANY
          -----------
          October 17, 1995          Item 5. OTHER EVENTS

          TU ELECTRIC
          -----------
          October 17, 1995          Item 5. OTHER EVENTS
          October 26, 1995          Item 7. FINANCIAL STATEMENTS AND EXHIBITS

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                  TEXAS UTILITIES COMPANY

                                      By            /s/ H. Dan Farell
                                        ---------------------------------------
                                                       H. Dan Farell
                                                      Controller and
                                               Principal Accounting Officer


Date: November 7, 1995


                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           TEXAS UTILITIES ELECTRIC COMPANY

                                      By            /s/ Marc D. Moseley
                                        ---------------------------------------
                                                      Marc D. Moseley
                                                      Controller and
                                               Principal Accounting Officer


Date: November 7, 1995

                               INDEX TO EXHIBITS

                                                                                           SEQUENTIALLY
     EXHIBIT                                                                                 NUMBERED
       NO.                              DESCRIPTION OF EXHIBIT                                 PAGE
     -------                            ----------------------                             ------------
     15          -         Letters from Deloitte & Touche LLP as to unaudited interim financial information
                              15(a)  Texas Utilities Company
                              15(b)  Texas Utilities Electric Company

     27          -         Financial Data Schedules
                              27(a)  Texas Utilities Company
                              27(b)  Texas Utilities Electric Company

