Form 10-K
period 1995-12-31
TEXAS UTILITIES CO; TEXAS UTILITIES ELECTRIC CO
filed 1996-03-05
CIK 97561, 710182

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the Fiscal Year Ended December 31, 1995
                                       OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

Commission            Exact name of registrant as specified in its charter;                 I.R.S. Employer
File Number        address of principal executive offices; and telephone number          Identification Number
-----------        ------------------------------------------------------------          ---------------------
  1-3591                              TEXAS UTILITIES COMPANY                                 75-0705930
                       ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201
                                 TELEPHONE NUMBER (214) 812-4600

 0-11442                         TEXAS UTILITIES ELECTRIC COMPANY                             75-1837355
                       ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201
                                 TELEPHONE NUMBER (214) 812-4600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       Registrant                                 Title of each class                   Name of each exchange on which registered
       ----------                                 -------------------                   -----------------------------------------
Texas Utilities Company                    Common Stock, without par value                       New York Stock Exchange
                                                                                                The Chicago Stock Exchange
                                                                                                The Pacific Stock Exchange

Texas Utilities Electric Company           Depositary Shares, each representing                  New York Stock Exchange
                                           1/4 of a share of $8.20 Cumulative
                                           Preferred Stock, without par value

Texas Utilities Electric Company           Depositary Shares, Series A, each                     New York Stock Exchange
                                           representing  1/4 of a share of $7.50
                                           Cumulative Preferred Stock, without par
                                           value

Texas Utilities Electric Company           Depositary Shares, Series B, each                     New York Stock Exchange
                                           representing 1/4 of a share of $7.22
                                           Cumulative Preferred Stock, without par
                                           value

TU Electric Capital I, a subsidiary        8.25% Trust Originated Preferred Securities           New York Stock Exchange
of Texas Utilities Electric Company

TU Electric Capital II, a subsidiary       9.00% Trust Originated Preferred Securities           New York Stock Exchange
of Texas Utilities Electric Company

TU Electric Capital III, a subsidiary      8.00% Quarterly Income Preferred Securities           New York Stock Exchange
of Texas Utilities Electric Company

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
     PREFERRED STOCK OF TEXAS UTILITIES ELECTRIC COMPANY, WITHOUT PAR VALUE

   Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.                 Yes  x   No
                                                                   ---     ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Aggregate market value of Texas Utilities Company Common Stock held by non-affiliates, based on the last reported sale price on the composite tape on February 29, 1996: $9,118,331,869

   Aggregate market value of Texas Utilities Electric Company Common Stock held by non-affiliates: None

   Common Stock outstanding at February 29, 1996:
        Texas Utilities Company - 225,841,037 shares, without par value
        Texas Utilities Electric Company - 156,800,000 shares, without par value

                      DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the definitive proxy statement pursuant to Regulation 14A, which will be mailed to the Commission for filing on or about April 1, 1996, are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS

ITEM                               DESCRIPTION                                 PAGE
----                               -----------                                 --------
                                     PART I

  1      Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
             Texas Utilities Company and Subsidiaries  . . . . . . . . . . .     1
             TU Electric   . . . . . . . . . . . . . . . . . . . . . . . . .     2
             Peak Load and Capability  . . . . . . . . . . . . . . . . . . .     3
             Fuel Supply and Purchased Power   . . . . . . . . . . . . . . .     4
             Regulation and Rates  . . . . . . . . . . . . . . . . . . . . .     7
             Competition   . . . . . . . . . . . . . . . . . . . . . . . . .    10
             Environmental Matters   . . . . . . . . . . . . . . . . . . . .    12

  2      Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
             Capital Expenditures  . . . . . . . . . . . . . . . . . . . . .    16

  3      Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . .    17

  4      Submission of Matters to a Vote of Security Holders   . . . . . . .    17

         Executive Officers of the Company   . . . . . . . . . . . . . . . .    17

                                    PART II

  5      Market for Each Registrant's Common Equity and Related
             Stockholder Matters . . . . . . . . . . . . . . . . . . . . . .    18

  6      Selected Financial Data   . . . . . . . . . . . . . . . . . . . . .    19

  7      Management's Discussion and Analysis of Financial Condition and
             Results of Operation  . . . . . . . . . . . . . . . . . . . . .    23

  8      Financial Statements and Supplementary Data   . . . . . . . . . . .    28

  9      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure  . . . . . . . . . . . . . . . . . . .    65

                                    PART III

  10     Directors and Executive Officers of Each Registrant   . . . . . . .    65

  11     Executive Compensation  . . . . . . . . . . . . . . . . . . . . . .    67

  12     Security Ownership of Certain Beneficial Owners and Management  . .    73

  13     Certain Relationships and Related Transactions  . . . . . . . . . .    73

                                    PART IV

  14     Exhibits, Financial Statement Schedules and Reports on Form 8-K . .    74

This combined Form 10-K is filed separately by Texas Utilities Company and Texas Utilities Electric Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf except that the information with respect to Texas Utilities Electric Company, other than the financial statements of Texas Utilities Electric Company, is filed by each of Texas Utilities Electric Company and Texas Utilities Company. Neither Texas Utilities Company nor Texas Utilities Electric Company makes any representation as to information filed by the other registrant.

                                     PART I

ITEM 1.  BUSINESS

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

   Texas Utilities Company (Company) was incorporated under the laws of the State of Texas in 1945 and has perpetual existence under the provisions of the Texas Business Corporation Act. The Company is a holding company which owns all of the outstanding common stock of Texas Utilities Electric Company (TU Electric), the principal subsidiary of the Company, Southwestern Electric Service Company (SESCO), and Texas Utilities Australia Pty. Ltd. (TU Australia). The Company also has seven other wholly-owned subsidiaries which perform specialized functions within the Texas Utilities Company system. The Company and all of its subsidiaries are referred to herein as "System Companies". References herein to TU Electric include its financing subsidiaries, TU Electric Capital I, TU Electric Capital II and TU Electric Capital III.

   The Company holds no franchises other than its corporate franchise. TU Electric, SESCO and TU Australia possess all of the necessary franchises, licenses and certificates required to enable them to conduct their respective businesses (see Regulation and Rates).

   For information concerning TU Electric, the principal subsidiary of the Company, see TU Electric below.

   In December 1995, the Company's newly formed subsidiary, TU Australia, acquired the common stock of Eastern Energy Limited (Eastern Energy), a major Australian electricity distribution company. Eastern Energy is engaged in the purchase, distribution and sale of electric energy to approximately 475,000 customers in a service area in Australia extending from the outer eastern suburbs of the Melbourne metropolitan area to the eastern coastal areas of Victoria and the New South Wales border to the north. Eastern Energy generates no electric energy. All financial and operational information with respect to TU Australia is as of December 31, 1995 and for the period from December 1, 1995 (date of acquisition) to December 31, 1995. References herein to TU Australia include its subsidiary, Eastern Energy.

   SESCO is engaged in the purchase, transmission, distribution and sale of electric energy in ten counties in the eastern and central parts of Texas with a population estimated at 125,000. SESCO generates no electric energy.

   For consolidated energy sales and operating revenues contributed by TU Electric, SESCO and TU Australia for each customer classification, see Item 6. Selected Financial Data - Texas Utilities Company and Subsidiaries -- Consolidated Operating Statistics.

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

   Texas Utilities Services Inc. (TU Services) provides financial, accounting, information technology, customer services, procurement, personnel and other administrative services at cost to the System Companies. TU Services acts as transfer agent, registrar and dividend paying agent with respect to the common stock of the Company and the preferred stock and preferred securities of TU Electric and as agent for participants under the Company's Automatic Dividend Reinvestment and Common Stock Purchase Plan.

   Texas Utilities Properties Inc. owns, leases and manages real and personal properties, primarily the Company's corporate headquarters.

            TEXAS UTILITIES COMPANY AND SUBSIDIARIES -- (CONCLUDED)

   In March 1995, Texas Utilities Communications Inc. (TU Communications), was incorporated under the laws of the State of Delaware. TU Communications was organized to provide access to advanced telecommunications technology, primarily for the System Companies' expected expansion of the energy services business.

   Basic Resources Inc. was organized for the purpose of developing natural resources, primarily energy sources and other business opportunities.

   Chaco Energy Company (Chaco) was organized to own and operate facilities for the acquisition, production, sale and delivery of coal and other fuels and currently leases extensive coal reserves.

   At December 31, 1995, the System Companies had 11,729 full-time employees.

                                  TU ELECTRIC

   TU Electric was incorporated under the laws of the State of Texas in 1982 and has perpetual existence under the provisions of the Texas Business Corporation Act. TU Electric is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electric energy wholly within the State of Texas. TU Electric possesses all of the necessary franchises and certificates required to enable it to conduct its business (see Regulation and Rates). TU Electric is the principal subsidiary of the Company.

   TU Electric's service area is located in the north central, eastern and western parts of Texas, with a population estimated at 5,820,000 -- about one-third of the population of Texas. Electric service is provided in 91 counties and 372 incorporated municipalities, including Dallas, Fort Worth, Arlington, Irving, Plano, Waco, Mesquite, Grand Prairie, Wichita Falls, Odessa, Midland, Carrollton, Tyler, Richardson and Killeen. The area is a diversified commercial and industrial center with substantial banking, insurance, communications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the State. It also includes the Dallas-Forth Worth International Airport and the Alliance Airport. For energy sales and operating revenues contributed by each customer classification, see Item 6. Selected Financial Data -- Texas Utilities Electric Company and Subsidiaries -- Consolidated Operating Statistics.

   At December 31, 1995, TU Electric had 7,425 full-time employees.

                            PEAK LOAD AND CAPABILITY

THE COMPANY AND TU ELECTRIC

   The peak load and capability for the System Companies includes the information for TU Electric contained in the chart below along with peak loads for SESCO and TU Australia. Peak load was 253 MW on July 28, 1995 for SESCO and 974 MW on July 10, 1995 for TU Australia. SESCO and TU Australia generate no electricity.

   TU Electric's net capability, peak load and reserve, in megawatts (MW), at the time of peak were as follows during the years indicated:

                                           PEAK LOAD (A)
                                       --------------------
                                                  INCREASE
                                                 (DECREASE)     FIRM
                           NET                      OVER        PEAK
YEAR                    CAPABILITY     AMOUNT    PRIOR YEAR     LOAD    RESERVE(B)
----                   ------------    ------    ----------    ------   ----------
1995  . . . . . . . .  22,250(c)(d)    19,180       6.4 %      18,631     3,619
1994  . . . . . . . .  22,350(d)(e)    18,030      (1.6)       17,515     4,835
1993  . . . . . . . .  21,697(d)(f)    18,324       4.6        17,852     3,845

-------------------------
(a) The 1995 peak load occurred on July 28. TU Electric's peak load includes interruptible load at the time of peak of 744 MW in 1995, 656 MW in 1994 and 499 MW in 1993.
(b)   Amount of net capability in excess of firm peak load at the time of peak.
(c) Included in net capability was 1,244 MW of firm purchased capacity, of which 1,164 MW was cogeneration and small power production.
(d) In November 1993, the emissions chimney serving Unit 3 (750 MW) of the Monticello lignite-fueled generating station collapsed, rendering the unit inoperable. The unit was rebuilt and returned to service in June 1995. Such unit is included in net capability.
(e) Included in net capability was 1,344 MW of firm purchased capacity, of which 1,264 MW was cogeneration and small power production. In 1994, one 70 MW natural gas-fueled unit was retired.
(f) Included in net capability was 1,771 MW of firm purchased capacity, of which 1,691 MW was cogeneration and small power production, and excluded was Comanche Peak Unit 2 (1,150 MW) which was placed into commercial service after the 1993 peak load.

TU ELECTRIC

      The peak load changes from 1994 to 1995 resulted primarily from customer growth and warmer temperatures than the prior year. The peak load changes in the prior periods resulted primarily from customer growth in the service area and weather factors. TU Electric expects to continue to purchase capacity in the future from various sources. (See Fuel Supply and Purchased Power and Note 14 to Consolidated Financial Statements.) Firm peak load increases over the next ten years are expected to average approximately 2% annually, after consideration of load management programs (including interruptible contracts).

      Changes in utility regulation and legislation at the federal and state levels such as the Public Utility Regulatory Policy Act of 1978 (PURPA), the National Energy Policy Act of 1992 (Energy Policy Act), the 1995 amendments to the Public Utility Regulatory Act (PURA) in Texas, and the Federal Energy Regulatory Commission (FERC) Notice of Proposed Rulemaking have significantly changed the way in which utilities plan for new resources. TU Electric believes the results of competitive resource solicitations will be a major factor in determining future resource additions to serve customer loads. Thus, for planning purposes, TU Electric can no longer readily identify the ownership and types of resources to include in its plan before the actual solicitation and selection of those resources. TU Electric has decided to reflect this uncertainty through the use of the term "Unspecified Resources." Except for known contracts, all potential new resource needs will be designated as "Unspecified Resources." The primary change in the current resource plan is the designation of "Unspecified Resources" in the place of specified resources.

      In October 1994, TU Electric filed an application for approval by the Public Utility Commission of Texas (PUC) of certain aspects of its Integrated Resource Plan (IRP) for the ten year period 1995 - 2004. The IRP, developed as an experimental pilot project in conjunction with regulatory and customer groups, includes initiatives that address demand-side management resources, purchased power, combustion turbine resources, lignite/coal resources, and renewable resources. Hearings on this application were concluded in March 1995. In August 1995, the PUC remanded the case for development of a solicitation plan and to conform the TU Electric 1995 IRP to new state legislation that requires the PUC to adopt a state-wide integrated resource planning rule by September 1, 1996. In January 1996, TU Electric filed an updated IRP with the PUC along with a proposed plan for the solicitation

                     PEAK LOAD AND CAPABILITY-- (CONCLUDED)

of resources through a competitive bidding process. The PUC's decision on the solicitation plan is expected in July 1996. The resource needs identified in the updated IRP are as follows:

                                                             INTEGRATED
                                                           RESOURCE PLAN
                                                             1996-2005
                                                     -----------------------
                                                        FIRM
                                                     CAPABILITY
               RESOURCE ADDITIONS                       (MW)         PERCENT
               ------------------                    ----------     --------
Load Management(a)(c) . . . . . . . . . . . . . .         638         13.1%
Renewable Resources(b)  . . . . . . . . . . . . .           4          0.1
Unspecified Resources . . . . . . . . . . . . . .       4,223         86.8
                                                        -----        -----
    Total . . . . . . . . . . . . . . . . . . . .       4,865        100.0%
                                                        =====        =====

-------------------------
(a) TU Electric has negotiated and signed contracts with eight suppliers of demand side management services designed to displace a total of 72 MW by 2004.
(b) TU Electric has negotiated and signed one purchased power contract for 40 MW (4 MW firm) of wind-powered resources to be placed in service by 1997.
(c)   Subject to the approval by the PUC.


                        FUEL SUPPLY AND PURCHASED POWER

THE COMPANY AND TU ELECTRIC

      Net input for the Company's systems for 1995 totalled 95,761 million kilowatt-hours (kWh) of which 83,877 million kWh were generated by TU Electric. Average fuel and purchased power cost (excluding capacity charges) per kWh of net input for the Company and TU Electric were 1.64 and 1.62 cents for 1995,
1.76 and 1.76 cents for 1994 and 1.92 and 1.92 cents for 1993, respectively. The decrease for 1995 primarily reflects the reduction in natural gas costs and increased nuclear generation. A comparison of TU Electric's resource mix for net kWh input and the unit cost per million British thermal units (Btu) of fuel during the last three years is as follows:


                                                           MIX FOR NET                       UNIT COST
                                                            KWH INPUT                     PER MILLION BTU
                                                    ------------------------       ---------------------------
                                                     1995     1994     1993         1995    1994      1993
Fuel for Electric Generation:
  Gas/Oil (a)   . . . . . . . . . . . . . . . .      33.4%    34.5%    33.7%       $2.31    $2.53    $2.81
  Lignite/Coal (b)  . . . . . . . . . . . . . .      37.4     37.3     40.3         1.02     1.04     1.10
  Nuclear   . . . . . . . . . . . . . . . . . .      17.9     15.7     12.4         0.59     0.67     0.71 (c)
                                                    -----    -----    -----        -----    -----    -----
  Total/Weighted Average Fuel Cost  . . . . . .      88.7     87.5     86.4        $1.43    $1.58    $1.73
Purchased Power (d) . . . . . . . . . . . . . .      11.3     12.5     13.6
                                                    -----    -----    -----
       Total  . . . . . . . . . . . . . . . . .     100.0%   100.0%   100.0%
                                                    =====    =====    =====

-------------------------
(a) Fuel oil was an insignificant component of total fuel and purchased power requirements.
(b) Lignite cost per ton to the Company was $13.05 in 1995, $13.34 in 1994 and $13.98 in 1993.
(c) Unit cost per million Btu in 1993 includes avoided cost of fuel during trial operations. The 1993 cost, excluding costs associated with Comanche Peak Unit 2 while in trial operations, was $0.62.
(d) Excludes SESCO and TU Australia purchased power of 865 million and 335 million kWh, respectively for 1995.

GENERAL

   TU Electric, SESCO and TU Australia are unable to predict: (i) whether or not problems may be encountered in the future in obtaining the fuel and purchased power they will require, (ii) the effect upon their operations of any difficulty they may experience in protecting their rights to fuel and purchased power now under contract, or (iii) the cost of fuel and purchased power. The reasonable costs of fuel and purchased power of TU Electric and SESCO are generally recoverable subject to the rules of the PUC. (See Regulation and Rates for information pertaining to the method of recovery of purchased power and fuel costs.)

GAS/OIL

THE COMPANY AND TU ELECTRIC

   Fuel gas for units at nineteen of the principal generating stations of TU Electric, having an aggregate net gas/oil capability of 13,100 MW, was provided during 1995 by Fuel Company. Fuel Company supplied approximately 29% of such fuel gas requirements under contracts with producers at the wellhead and under other contracts with dedicated reserves and 71% under contracts with commercial suppliers.

   Fuel Company has acquired under contracts expiring at intervals through 2008, with producers at the wellhead, supplies of gas which are generally expected to be produced over a ten to fifteen year period. As gas production under contract declines and contracts expire, new contracts are expected to be negotiated to replenish or augment such supplies. Fuel Company has negotiated gas purchase contracts, with terms ranging from one to twenty years, with a number of commercial suppliers. Additionally, Fuel Company has entered into a number of short-term gas purchase contracts with other commercial suppliers at spot market prices; however, these contracts typically do not provide for a firm supply obligation from the seller or a firm purchase obligation from Fuel Company. In the past, curtailments of gas deliveries have been experienced during periods of winter peak gas demand; however, such curtailments have been of relatively short duration, have had a minimal impact on operations and have generally required utilization of fuel oil and gas storage inventories to replace the gas curtailed. During 1995, no curtailments were experienced.

   Fuel Company owns and operates an intrastate natural gas pipeline system which extends from the gas-producing area of the Permian Basin in West Texas to the East Texas gas fields and southward to the Gulf Coast area. This system includes a one-half interest in a 36-inch pipeline which extends 395 miles from the Permian Basin area of West Texas to a point of termination south of the Dallas- Fort Worth area and has a total estimated capacity of 885 million cubic feet per day with existing compression facilities. Additionally, Fuel Company owns a 39% undivided interest in another 36-inch pipeline connecting to this pipeline and extending 58 miles eastward to one of Fuel Company's underground gas storage facilities. Fuel Company also owns and operates approximately 1,600 miles of various smaller capacity lines which are used to gather and transport natural gas from other gas-producing areas. The pipeline facilities of Fuel Company form an integrated network through which fuel gas is gathered and transported to certain TU Electric generating stations for use in the generation of electric energy.

   Fuel Company also owns and operates three underground gas storage facilities with a usable capacity of 27.2 billion cubic feet with approximately 19.8 billion cubic feet of gas in inventory at December 31, 1995. Gas stored in these facilities currently can be withdrawn for use during periods of peak demand, to meet seasonal and other fluctuations or curtailment of deliveries by gas suppliers. Under normal operating conditions, up to 400 million cubic feet can be withdrawn each day for a ten-day period, with withdrawals at lower rates thereafter.

   Fuel oil is stored at eighteen of the principally gas-fueled generating stations. At December 31, 1995, the System Companies had fuel oil storage capacity sufficient to accommodate approximately 6.2 million barrels of oil, with approximately 2.3 million barrels of oil in inventory.

LIGNITE/COAL

TU ELECTRIC

   Lignite is used as the primary fuel in two units at the Big Brown generating station (Big Brown), three units at Monticello generating station (Monticello), three units at the Martin Lake generating station (Martin Lake), and one unit at the Sandow generating station (Sandow), having an aggregate net capability of 5,825 MW. TU Electric's lignite units have been constructed adjacent to surface minable lignite reserves. At the present time, TU Electric owns in fee or has under lease an estimated 567 million tons of proven reserves dedicated to the Big Brown, Monticello, and Martin Lake generating stations. TU Electric also owns in fee or has under lease in excess of 271 million tons of proven reserves not dedicated to specific generating stations. Mining Company operates owned and/or leased equipment to remove the overburden and recover the lignite. One of TU Electric's lignite units, Sandow Unit 4, is fueled from lignite deposits owned by Alcoa, which furnishes fuel at no cost to TU Electric for that portion of energy generated from such unit which is equal to the amount of energy delivered to Alcoa (see Item 6. Selected Financial Data - Consolidated Operating Statistics).

   Lignite production operations at Big Brown, Monticello, and Martin Lake are accompanied by an extensive reclamation program which returns the land to productive uses such as wildlife habitats, commercial timberland, and pasture land. For information concerning federal and state laws with respect to surface mining, see Environmental Matters.

   TU Electric supplemented TU Electric-owned lignite fuel at its Monticello, Martin Lake and Big Brown plants with western coal from the Powder River Basin
(PRB) in Wyoming. The coal was purchased and transported on an "as available, as required" basis. Because current mine capacity in the PRB is greater than demand, ample amounts of western coal are presently available at favorable prices. Fuel requirements at Monticello were reduced as a result of the November 1993 collapse of the emissions chimney at Unit 3. Consequently, deliveries of western coal were discontinued and lignite mining operations at the Monticello mines were reduced. With the return to service of Monticello Unit 3 in June 1995, lignite mining operations have resumed and western coal deliveries to Monticello will take place in 1996. TU Electric is also considering the use of western coal as a supplemental fuel at its other existing lignite-fueled plants and as a long-term alternative fuel. For information concerning applicable air quality standards, see Environmental Matters.

THE COMPANY

   Chaco has rights to sub-bituminous coal reserves totaling more than 120 million recoverable tons located in the Star Lake region of San Juan and McKinley counties in northwest New Mexico. In 1990, Chaco entered into a revised lease agreement with a major mineral interest owner, Hospah Coal Company (Hospah), a subsidiary of Santa Fe Industries, Inc. (Santa Fe), estimated to cover more than 300 million additional tons of recoverable coal in the same area of New Mexico. Chaco and Santa Fe also entered into a separate agreement providing for the transportation of coal mined from both of these deposits. In 1993, Santa Fe transferred the coal-related assets of Hospah to Hanson Natural Resources Company. This transfer of assets includes the lease agreement between Chaco and Hospah. This agreement will continue in accordance with its terms. Because of the present ample availability of western coal at favorable prices from other mines, Chaco has delayed plans to commence mining operations, and accordingly, is reassessing its alternatives with respect to its coal properties including seeking other purchasers thereof. (See Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 14 to Consolidated Financial Statements.)

NUCLEAR

TU ELECTRIC

   TU Electric owns and operates two nuclear-fueled generating units at the Comanche Peak nuclear generating station (Comanche Peak), each of which is designed for a net capability of 1,150 MW. (See Peak Load and Capability.)

                 FUEL SUPPLY AND PURCHASED POWER -- (CONCLUDED)

   The nuclear fuel cycle requires the mining and milling of uranium ore to provide uranium oxide concentrate (U(3)O(8)), the conversion of U(3) O(8) to uranium hexafluoride (UF (6)), the enrichment of the UF(6) and the fabrication of the enriched uranium into fuel assemblies. TU Electric has on hand, or has contracted for, the raw materials and services it expects to need for its nuclear units through future years as follows: uranium (2001), conversion
(2003), enrichment (2014), and fabrication (2002). Although TU Electric cannot predict the future availability of uranium and nuclear fuel services, TU Electric does not currently expect to have difficulty obtaining U(3)O(8) and the services necessary for its conversion, enrichment and fabrication into nuclear fuel for years later than those shown above.

   The Energy Policy Act has provisions for the recovery of a portion of the costs associated with the decommissioning and decontamination of the gaseous diffusion plants used to enrich uranium for fuel. These costs are being recovered in fees paid to the Department of Energy as determined by the Secretary of Energy. The total annual assessment for all domestic utilities is capped at $150 million per federal fiscal year assessable for fifteen years.
TU Electric's share, as established by the Department of Energy, is estimated to be about $1,556,000 per year.

   The Nuclear Waste Policy Act of 1982, as amended (NWPA), provides for the development by the federal government of interim storage and permanent disposal facilities for spent nuclear fuel and/or high level radioactive waste materials. TU Electric is unable to predict when the federal government will be able to provide such storage and disposal facilities. Under provisions of the NWPA, funding for the program is provided by a one-mill per kWh fee currently levied on electricity generated and sold from nuclear reactors, including the Comanche Peak units. Onsite storage capability for spent fuel is sufficient to accommodate the operation of Comanche Peak through the year 2001. TU Electric is currently pursuing options for increasing its storage capability, subject to approval by the Nuclear Regulatory Commission (NRC).

PURCHASED POWER

THE COMPANY AND TU ELECTRIC

   In 1995, the Company purchased an aggregate of 11,884 million kWh or approximately 12% of the Company's energy requirements. TU Electric and SESCO had available 1,362 MW of firm purchased capacity under contract. As a result of the renewable resources solicitation that was part of the IRP filing, TU Electric has negotiated a 15-year contract with a developer for the purchase of energy produced from wind turbines equivalent to approximately 40 MW (or approximately 4 MW of firm capacity at peak) beginning in 1997. The Company may also acquire purchased power capacity in the future to accommodate a portion of system load and continues to investigate potential available sources. For information concerning the IRP, see Peak Load and Capability and
Note 12 to Consolidated Financial Statements.

   TU Australia and the other distribution companies in Victoria purchase their power from a competitive power pool operated by a statutory, independent corporation. While the price of power from the pool can vary substantially, TU Australia attempts to manage price fluctuations with other contracts. TU Australia also has arrangements with a number of cogenerators under which it is required to purchase approximately 52 MW of capacity.

                              REGULATION AND RATES

REGULATION

THE COMPANY AND TU ELECTRIC

   The Company is a holding company as defined in the Public Utility Holding Company Act of 1935. However, the Company and all of its subsidiary companies are exempt from the provisions of such Act, except Section 9(a)(2) which relates to the acquisition of securities of public utility companies.

   TU Electric and SESCO do not transmit electric energy in interstate commerce or sell electric energy at wholesale in interstate commerce, or own or operate facilities therefor, and their facilities are not connected directly or indirectly to other systems which are involved in such interstate activities, except during the continuance of emergencies permitting temporary or permanent connections or under order of the FERC exempting TU Electric and SESCO from jurisdiction under the Federal Power Act. In view thereof, TU Electric and SESCO believe that they are not public utilities as defined in the Federal Power Act and have been advised by their counsel that they are not subject to general regulation under such Act.

   The PUC has original jurisdiction over electric rates and service in unincorporated areas and those municipalities that have ceded original jurisdiction to the PUC and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, PURA prohibits the collection of any rates or charges (including charges for fuel) by a public utility that does not have the prior approval of the PUC.

   The construction of new production facilities owned by TU Electric is subject to PUC certification. TU Electric filed and received approval of Notice of Intent (NOI) applications in connection with its IRP for 1,802 MW of combustion turbine capacity and 100 MW of renewable resources (wind turbines). Prior to the enactment of revisions in PURA, an NOI was the first step in the process leading to PUC approval for construction of utility plant. However, because PURA now requires the utilities to use solicitations to procure new resources, the NOI requirement was eliminated. Thus, TU Electric's updated 1995 IRP does not specifically include the combustion turbine or the renewable resources. Instead, all new resource additions (except known contracts) are designated as "Unspecified Resources" that will be "specified" upon completion of the required solicitations. (See Peak Load and Capabilities and Item 2. Properties - Capital Expenditures.)

   TU Electric is subject to the jurisdiction of the NRC with respect to nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such plants to continuing review and regulation.

   TU Australia is subject to regulation by the Office of the Regulator General
(ORG). The ORG has the power to issue licenses for the supply, distribution and sale of electricity within Victoria and regulates tariffs for the use of the transmission system, distribution system, and other ancillary services.
The existing tariff under which TU Australia operates is in effect through December 31, 2000.

   The System Companies are also subject to various other federal, state and local regulations. (See Environmental Matters.)

FUEL COST RECOVERY RULE

TU ELECTRIC

   Pursuant to a PUC rule governing the recovery of fuel costs, the recovery of TU Electric's eligible fuel costs is provided through fixed fuel factors. The rule allows a utility's fuel factor to be revised upward or downward every six months, according to a specified schedule. A utility is required to petition to make either surcharges or refunds to ratepayers, together with interest based on a twelve month average of prime commercial rates, for any material, as defined by the PUC, cumulative under- or over-recovery of fuel costs. If the cumulative difference of the under- or over-recovery, plus interest, is in excess of 4% of the annual estimated fuel costs most recently approved by the PUC, it will be deemed to be material. TU Electric filed a petition with the PUC in November 1995 to refund to customers approximately $65 million, including interest, in over-collected fuel costs for the period June 1995 through September 1995. PUC approval was granted in January 1996 and refunds were included in February 1996 billings. In June 1995, TU Electric petitioned the PUC for approval of a fuel refund to customers of approximately $89 million, including interest, in over-collected fuel costs for the period June 1994 through May 1995. PUC approval was granted in August 1995 and refunds were included in September 1995 billings. These over-collections were primarily due to lower natural gas prices than previously anticipated. In August 1994, TU Electric petitioned the PUC for a recovery of approximately $93 million, including interest, in under-collected fuel costs for the period July 1993 through June 1994. The PUC approved the recovery of this amount through a surcharge to customers over a six-month period beginning in January 1995. The PUC's approval of this surcharge and a previously approved $147.5 million surcharge for fuel cost recovery for a prior period have been appealed by certain intervenors to the district courts of Travis County, Texas. In those appeals, those parties are contending that the PUC is without authority to allow a fuel cost surcharge without a hearing and resultant findings that the costs are reasonable and necessary and that the prices charged to TU Electric by supplying affiliates are no higher than the prices charged by those affiliates to others for the same item or class of items. TU Electric is vigorously defending its position in these appeals but is unable to predict their outcome.

   The fuel cost recovery rule also contains a procedure for an expedited change in the fixed fuel factor in the event of an emergency. Final reconciliation of fuel costs must be made either in a reconciliation proceeding, which may cover no more than three years and no less than one year, or in a general rate case. In a final reconciliation, a utility has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. In addition, for generating utilities like TU Electric, the rule provides for recovery of purchased power capacity costs through a power cost recovery factor
(PCRF) with respect to purchases from qualifying facilities, to the extent such costs are not otherwise included in base rates. The energy-related costs of such purchases are included in the fixed fuel factor. For non-generating utilities like SESCO, the rule provides for the recovery of all costs of power purchased at wholesale chargeable under rate schedules approved by a federal or state regulatory authority and all amounts paid to qualifying facilities for the purchase of capacity and/or energy, to the extent such costs are not otherwise included in base rates. Penalties of up to 10% will be imposed in the event an emergency increase has been granted when there was no emergency or when collections under the PCRF exceed PCRF costs by 10% in any month or 5% in the most recent twelve months.

FUEL RECONCILIATION

   On December 29, 1995, in accordance with the PUC rules, TU Electric filed a petition with the PUC seeking final reconciliation of all eligible fuel and purchased power expenses incurred during the reconciliation period of July 1, 1992 through June 30, 1995, amounting to a total of $4.7 billion. TU Electric is unable to predict the outcome of such proceeding.

   In addition, and as permitted by the PUC rules, TU Electric is also seeking an accounting order from the PUC that will allow certain costs incurred, and to be incurred, to facilitate the use of coal as a supplemental fuel at its Monticello plant to be treated as eligible fuel costs and billed pursuant to TU Electric's fuel cost factor. By incurring these expenses, TU Electric believes that it can significantly improve the reliability of the supply of fuel to Monticello and can, at the same time, lower the fuel expense that would be incurred in the absence of these investments.

FLEXIBLE RATE INITIATIVES

TU ELECTRIC

   TU Electric continues to offer flexible rates in over 160 cities with original regulatory jurisdiction within its service territory (including the cities of Dallas and Fort Worth), to existing non-residential retail and wholesale customers that have viable alternative sources of supply and would otherwise leave the system. TU Electric also continues to offer an economic development rider to attract new businesses and to encourage existing customers to expand their facilities as well as an environmental technology rider to encourage qualifying customers to convert to technologies that conserve energy or improve the environment. To date, TU Electric has contracted to serve 91 commercial, industrial and municipal flexibly-priced loads, eight economic development loads, and one environmental technology load under these rates. TU Electric will continue to pursue the expanded use of flexible rates when such rates are necessary to be price-competitive.

   As a result of recent legislation, flexible retail and wholesale pricing may be approved by the PUC at levels lower than the utility's approved rates but higher than the utility's marginal cost. In September 1995, TU Electric filed an application for such a wholesale rate with the PUC for service to two rural electric cooperatives it has served since 1963. The proposed rate includes provisions for a five-year term of service. If approved by the PUC, the proposed rate will enable TU Electric to retain a combined load of approximately 23 MW. The cooperatives have informed TU Electric that they will transfer their load to alternative suppliers if the proposed rate is not approved.

                      REGULATION AND RATES -- (CONCLUDED)

TU Electric is actively pursuing several other opportunities through flexible pricing to enhance its ability to compete for new wholesale loads, as well as to retain existing wholesale loads.

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

DOCKET 9300

   The PUC's final order (Order) in connection with TU Electric's January 1990 rate increase request (Docket 9300) was reviewed by the 250th Judicial District Court of Travis County, Texas and thereafter was appealed to the Court of Appeals for the Third District of Texas (Court of Appeals) and to the Supreme Court of Texas (Supreme Court). As a result of such review and appeals, an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owners' interests in Comanche Peak has been remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC will also be required to reevaluate the appropriate level of TU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing.

   The Court of Appeals' holding that tax benefits generated by costs, including capital costs, not allowed in rates must be used to reduce rates charged to customers was reversed by the Supreme Court in a February 9, 1996 decision. The Supreme Court's ruling eliminates the potential normalization violation that two Private Letter Rulings issued by the Internal Revenue Service said would have resulted from the treatment that previously had been ordered by the Court of Appeals.

   TU Electric cannot predict the outcome of any possible rehearing of the Supreme Court decision or the reconsideration of this Order on remand by the PUC.

                                  COMPETITION

GENERAL

THE COMPANY AND TU ELECTRIC

   As legislative, regulatory, economic and technological changes occur, the energy and utility industries are faced with increasing pressure to become more competitive while adhering to regulatory requirements. The level of competition is affected by a number of variables, including price, reliability of service, the cost of energy alternatives, new technologies and governmental regulations.

   Federal legislation such as the PURPA and, more recently, the Energy Policy Act, as well as initiatives in various states, encourage wholesale competition among electric utility and non-utility power producers. Together with increasing customer demand for lower-priced electricity and other energy services, these measures have accelerated the industry's movement toward a more competitive pricing and cost structure. Competition in the electric utility industry was also addressed in the 1995 session of the Texas legislature. PURA was amended to encourage greater wholesale competition and flexible retail pricing. PURA amendments also require the PUC to report to the legislature, during each legislative session, on competition in electric markets. The PUC's report is to include recommendations for legislation to promote "the public interest in the context of a partially competitive electric market." In addition, PURA requires the PUC to report to the 1997 legislature on methods for quantifying, allocating and recovering costs that may be stranded as a result of competition. In preparation for its January 1997 reports, the PUC has initiated an investigation of utility industry restructuring. TU Electric is an active participant in this proceeding.

   As a result of the shift in emphasis toward greater competition, large and small industry participants are attempting to penetrate wholesale, industrial and commercial markets by offering energy services and energy-related products that are both economically and environmentally attractive to customers. In Texas, aggressive marketing of competitive prices by rural electric cooperatives, municipally-owned electric systems, and other energy providers who are not subject to the traditional governmental regulation experienced by the energy and utility industries has intensified competition within the state's wholesale markets and, in multi-certificated areas, retail customer markets.

   Furthermore, there is increasing pressure on utilities to reduce costs, including the cost of power, and to tailor energy services to the specific needs of customers. Such competitive pressures among electric utility and non-utility power producers could result in the loss of customers and the cost of certain assets becoming stranded costs (i.e., costs of assets which may not be recoverable from customers as a result of competitive pricing). To the extent stranded costs cannot be recovered from customers, it may be necessary for such costs to be borne partially or entirely by shareholders. In response to these competitive pressures, many utilities are implementing significant restructuring and re-engineering initiatives designed to make them more competitive. Since the implementation of an Operations Review and Cost Reduction program in April 1992, the System Companies continue to take steps to reduce costs by streamlining business processes and operating practices. (For information pertaining to the effects of competition on the treatment of certain regulatory assets and liabilities, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 1 to Consolidated Financial Statements.)

WHOLESALE MARKET AND TRANSMISSION ACCESS

   In the wholesale power market, TU Electric competes with a variety of utilities and other suppliers, some of which are willing and able to sell at rates below TU Electric's standard wholesale power service rate as approved by the PUC. As a result, TU Electric has lost approximately 327 MW of wholesale load since the beginning of 1993 and received notifications of possible termination of approximately 610 MW through 1999. In 1995, wholesale revenues represented only about 2% of TU Electric's total consolidated operating revenues.

   Amendments to PURA made during the 1995 session of the Texas legislature allow for wholesale pricing flexibility. While wholesale rates for electric utilities are not deregulated, wholesale tariffs or contracts with charges less than approved rates but greater than the utility's marginal cost may be approved by the regulatory authority upon application by the utility. TU Electric is responding to wholesale load losses by competitively pricing its wholesale power so as to retain existing customers and attract new wholesale
business.   Competitive wholesale power contracts have been successfully negotiated with two existing customers, Lyntegar Electric Cooperative and Taylor Electric Cooperative. TU Electric has applied for approval of these contracts by the PUC. TU Electric also entered into a wholesale power contract with the City of College Station to serve a load of approximately 125 MW. TU Electric began serving this load on January 1, 1996.

   PURA, as amended, provides the PUC with the authority to require a utility to provide transmission services at wholesale to another utility, a qualifying facility, an exempt wholesale generator or a power marketer at rates, terms and conditions that are comparable to the utility's own use of it's system. According to PURA, rules governing comparable open-access wholesale transmission services must be in place within 180 days of September 1, 1995.
As a result, the PUC has initiated a generic rulemaking proceeding to address wholesale transmission issues within Texas that will require transmission owners to file wholesale open-access transmission tariffs. Final adoption of the rule is expected by the end of February 1996 and tariffs pursuant to the rule will be filed within 60 days of the effective date of the rule.

   At the federal level, the Energy Policy Act empowers the FERC to require utilities to provide transmission service for the delivery of wholesale power from other power producers to qualified resellers, such as municipalities, cooperatives, and other utilities. The FERC has issued a Notice of Proposed Rulemaking (NOPR)

                           COMPETITION -- (CONCLUDED)

with respect to open-access transmission service and the recovery of stranded costs resulting from open-access. The proposed rules would require FERC jurisdictional utilities to file tariffs for open-access transmission service. Utilities would be required to use these same tariffs for their own wholesale sales. Although the NOPR provides a framework for recovery of "legitimate, prudent and verifiable stranded costs" resulting from the implementation of the new tariffs, it is expected that the recovery of stranded investment will be implemented at the state level. The FERC is expected to issue final rules on this issue in 1996.

RETAIL MARKET

   TU Electric and SESCO are experiencing competition for retail load in areas that are multi-certificated with rural electric cooperatives or municipal utilities. Except in areas where there is multi-certification by the PUC, TU Electric and SESCO currently have the exclusive right to provide electric service to the public within their service areas.

   Legislatures and regulatory commissions in several states have begun to examine the possibility of mandated "retail wheeling", the required delivery by an electric utility over its transmission and distribution facilities of energy produced by another entity to retail customers in such utility's service territory. If implemented, such access could allow a retail customer to purchase electric service from any other electric service provider, subject to the practical constraints of long distance transmission. This issue was pursued in the 1995 session of the Texas legislature during its review of PURA as required by state law; however, retail wheeling has not been implemented in Texas.

   In addition, some energy consumers have the ability to produce their own electricity or to use alternative forms of energy. Industrial customers may also be able to relocate their facilities to a lower cost service area. To some degree, there is competition among utilities with defined service areas to attract and retain large customers. TU Electric and SESCO are pursuing efforts to remain competitive through competitive pricing, economic development and other initiatives. (See Regulation and Rates.)

   TU Australia's retail distribution business is gradually being exposed to competition. As a result of rules promulgated by the ORG, the level of competition experienced by TU Australia is expected to increase after December 31, 2000. TU Australia is currently required to offer distribution of electricity in its service area on behalf of other distribution businesses. In addition, the ORG may issue further licenses to operate a separate distribution network in some or all of TU Australia's distribution area.

   TU Electric, TU Australia, and SESCO are not able to predict the extent of future competitive developments or what impact, if any, such developments may have on their operations.

                             ENVIRONMENTAL MATTERS

THE COMPANY AND TU ELECTRIC

   The System Companies are subject to various federal, state and local regulations dealing with air and water quality and related environmental matters. (See Item 2. Properties -- Capital Expenditures and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation for environmental expenditures.)

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

   The Clean Air Act includes provisions which, among other things, place limits on the sulfur dioxide emissions produced by generating units. In addition to the new source performance standards applicable to sulfur dioxide, the Clean Air Act required that fossil-fueled plants meet certain sulfur dioxide emission allowances by 1995 (Phase I) and will require additional sulfur dioxide emission allowances by 2000 (Phase II). TU Electric's generating units were not affected by the Phase I requirements. The applicable Phase II requirements currently are met by 52 out of the 56 of TU Electric's generating units to which those requirements apply. Because the sulfur dioxide emissions from the other four units are relatively low and alternatives are available to enable these units to reduce sulfur dioxide emissions or utilize compensatory reduction allowances achieved in other units, compliance with the applicable Phase II sulfur dioxide requirements is not expected to have a significant impact on TU Electric. In January 1993, the EPA issued its "core" regulations to implement the sulfur dioxide reduction program. TU Electric is preparing compliance plans in accordance with these regulations and expects these plans to be implemented by January 1, 2000.

   To meet these sulfur dioxide requirements, the Clean Air Act provides for the annual allocation of sulfur dioxide emission allowances to utilities.
Under the Clean Air Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances from or to other utilities.
The EPA grants a maximum number of allowances annually to TU Electric based on the amount of emissions from units in operation during the period 1985-1987. The Clean Air Act also provides that TU Electric will be granted additional annual allowances for Unit 1 of the Twin Oak facility. TU Electric intends to utilize internal allocation of emission allowances within its system and, if cost effective, may purchase additional emission allowances to enable both existing and future electric generating units to meet the requirements of the Clean Air Act. TU Electric may also sell excess emission allowances. TU Electric is unable to predict the extent to which it may generate excess allowances or will be able to acquire allowances from others if needed but does not anticipate any significant problems in keeping emissions within its allotted allowances.

   TU Electric's lignite-fired generating units meet the nitrogen oxide limits currently required by the Clean Air Act. The TNRCC and the EPA have determined that the requirements of the Clean Air Act for ozone nonattainment areas will not require nitrogen oxide emission reductions at TU Electric's natural gas-fired units in the Dallas-Fort Worth area. The Clean Air Act also requires studies, which began in 1991, by the EPA to assess the potential for toxic emissions from utility boilers. TU Electric is unable to predict either the results of such studies or the effects of any subsequent regulations.

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

WATER

   The TNRCC and the EPA have jurisdiction over all water discharges (including storm water) from all System Companies' facilities. The Company's facilities are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TU Electric, Fuel Company, and Mining Company

ITEM 1. BUSINESS (CONCLUDED)

                      ENVIRONMENTAL MATTERS -- (CONCLUDED)

have obtained all required waste water discharge permits from the TNRCC and the EPA for facilities in operation and have applied for or obtained necessary permits for facilities under construction. TU Electric, Fuel Company, and Mining Company believe they can satisfy the requirements necessary to obtain any required permits or renewals.

OTHER

   Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TNRCC. The Company possesses all necessary permits for these activities from the TNRCC for its present operations.

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

   Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act (Texas Act) and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended (RCRA). The EPA has issued regulations under the RCRA and the TNRCC has issued regulations under the Texas Act applicable to System Companies' facilities. The Company has registered its solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

   Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas is taking steps to site, construct and operate a low-level radioactive waste disposal site by 1997 and submitted a license application in March 1992 for such a facility. The license application has been revised and the TNRCC is charged with processing the application and granting the permit. The State of Texas has agreed to a compact with the States of Maine and Vermont, which is subject to ratification by Congress, for such a facility. Low-level waste material will continue to be shipped off-site as long as an alternate disposal site is available. Otherwise the low-level waste material will be stored on-site. TU Electric's on-site storage capacity is expected to be adequate until other facilities are available.

   TU Australia is subject to various Australian federal and Victorian state environmental regulations, the most significant of which is the Victorian Environmental Protection Act of 1970 (VEPA). VEPA regulates, in particular, the discharge of waste into air, land and water, site contamination, the emission of noise and the storage, recycling and disposal of solid and industrial waste. VEPA establishes the Environmental Protection Authority (Authority) and grants this Authority a wide range of powers to control and prevent environmental pollution. These powers include issuing approvals for construction of works which may cause noise or emissions to air, water or land, waste discharge licenses and pollution abatement notices. No licenses or works approvals from this Authority are currently required for activities undertaken by TU Australia.

ITEM 2.  PROPERTIES

THE COMPANY AND TU ELECTRIC

   The Company owns no utility plant or real property. At December 31, 1995, TU Electric owned or leased and operated the following generating units:

 ELECTRIC                                                              NET
GENERATING                                                          CAPABILITY
  UNITS                            FUEL SOURCE                         (MW)         %
----------                         -----------                      ----------    -----
   46          Natural Gas (a)  . . . . . . . . . . . . . . . . .    12,105(d)     57.0%
    9          Lignite/Coal (b) . . . . . . . . . . . . . . . . .     5,825(d)     27.5
    2          Nuclear  . . . . . . . . . . . . . . . . . . . . .     2,300        10.8
   15          Combustion Turbines (c)  . . . . . . . . . . . . .       975         4.6
   10          Diesel . . . . . . . . . . . . . . . . . . . . . .        20         0.1
                                                                    -------       ------
                   Total  . . . . . . . . . . . . . . . . . . . .    21,225       100.0%
                                                                    =======       ======

-------------------------
(a) Thirty-seven natural gas units are designed to operate on fuel oil for short periods when gas supplies are interrupted or curtailed. Five natural gas units are designed to operate on fuel oil for extended periods.
(b) Includes the Monticello Unit 3 (750 MW), which was returned to service in June 1995 (see Item 1. Business - Peak Load and Capability).
(c) Natural gas units leased and operated by TU Electric. Such units are designed to operate on fuel oil for extended periods.
(d) In December 1995, TU Electric adjusted the net generating capabilities of its existing fossil-fueled generating units to more closely reflect actual operating capability. Natural gas-fueled unit capability increased 239 MW and lignite-fueled unit capability decreased 20 MW for a net increase of 219 MW.

    The principal generating facilities and load centers of TU Electric and SESCO are connected by 3,861 circuit miles of 345,000 volt transmission lines and 9,324 circuit miles of 138,000 and 69,000 volt transmission lines.

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

    TU Australia's distribution network is comprised primarily of subtransmission and distribution assets. It owns no generating or transmission facilities. TU Australia's distribution system is interconnected with an intrastate power network comprised of the operator of the electric energy pool, Victorian Power Exchange, and each of the other distribution companies within Victoria. TU Australia has entered into distribution system agreements with each of the distribution businesses which share the boundaries of its distribution area to provide for wheeling of electricity on behalf of those distribution businesses and for the reciprocal provision of other distribution services.

    The generating stations and other important units of property of TU Electric and SESCO are located on lands owned primarily in fee simple. The greater portion of the transmission and distribution lines of TU Electric and SESCO, and of the gas gathering and transmission lines of Fuel Company, has been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law. The rights of the System Companies in the realty on which their properties are located are considered by them to be adequate for their use in the conduct of their business. Minor defects and irregularities customarily found in titles to properties of like size and character may exist, but any such defects and irregularities do not materially impair the use of the properties affected thereby. TU Electric, SESCO, Fuel Company and TU Australia have the right of eminent domain whereby they may, if necessary, perfect or secure titles to privately held land used or to be used in their operations. Utility plant of TU Electric, SESCO and TU Australia is generally subject to the liens of their respective mortgages.

ITEM 2.  PROPERTIES (CONCLUDED)

                              CAPITAL EXPENDITURES

THE COMPANY AND TU ELECTRIC

    The Company has taken steps to aggressively manage its construction expenditures. Such construction expenditures for utility related activities, excluding allowance for funds used during construction (see Note 1 to Consolidated Financial Statements) are presently estimated at $457 million, $445 million and $448 million for the Company and $399 million, $388 million and $389 million for TU Electric for each of the years 1996, 1997, and 1998, respectively. The System Companies are subject to federal, state and local regulations dealing with environmental protection. (See Item 1. Business - Environmental Matters.) Such expenditures for construction to meet the requirements of environmental regulations at existing generating units are estimated to be $16 million for 1996 (included in the 1996 construction estimates noted above) and were approximately $64 million in 1995, $40 million in 1994 and $34 million for 1993. Expenditures for non-utility property are presently estimated to be $60 million, $40 million, and $26 million for the Company for each of the years 1996, 1997 and 1998, respectively. Expenditures for nuclear fuel are presently estimated to be $55 million, $47 million and $60 million for the Company and TU Electric for each of the years 1996, 1997 and 1998, respectively.

    In September 1995, the Company determined that the Twin Oak and Forest Grove lignite-fueled facilities of TU Electric are not necessary to satisfy TU Electric's capacity requirements as currently projected due to changes in load growth patterns and availability of alternative generation. The Company determined that Chaco's coal reserves in New Mexico will no longer be developed through traditional means due to ample availability of alternative fuels at favorable prices. Impairment of the Company's assets, including partially completed Twin Oak and Forest Grove lignite-fueled facilities and Chaco coal reserves, as well as several minor assets, aggregated $802 million after tax. Impairment of TU Electric's assets, including its partially completed Twin Oak and Forest Grove lignite-fueled facilities, as well as several minor assets, aggregated $316 million after tax. Such impairment has been measured based on management's current expectations that these assets will either be sold or constructed outside the traditional regulated utility business. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 13 to Consolidated Financial Statements.)

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

    For information regarding the financing of capital expenditures, see Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 3.  LEGAL PROCEEDINGS

THE COMPANY

    The Antitrust Division of the U.S. Department of Justice submitted to the Company a civil investigative demand (CID) in October 1995. This CID appears to request documents and information relating to an investigation of whether alleged tying arrangements or other actions that unreasonably deny or condition access to TU Electric's transmission system by others have occurred in violation of certain antitrust laws. While the Company intends to comply with requests within the appropriate purview of the Department of Justice, it believes that it has not violated such antitrust laws. The Company is unable to predict the outcome of any such investigation and does not expect it to have any material effect on the Company's results of operation or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

THE COMPANY AND TU ELECTRIC

    None.

-------------------------

                       EXECUTIVE OFFICERS OF THE COMPANY

                               POSITIONS AND OFFICES           DATE FIRST
                            PRESENTLY HELD (CURRENT TERM    ELECTED TO PRESENT    BUSINESS EXPERIENCE
NAME OF OFFICER      AGE       EXPIRES MAY 17, 1996)            OFFICE(S)        (PRECEDING FIVE YEARS)
----------------     ---    ----------------------------    -----------------    ----------------------
J. S. Farrington      61       Chairman and Director        February 20, 1987    Same and Chief Executive of the
                                                                                   Company.

Erle Nye              58     President, Chief Executive     May 19, 1995         Same and Chief Executive of
                                   and Director                                    TU Electric.


    There is no family relationship between any of the above named executive officers.

                                    PART II


ITEM 5.  MARKET FOR EACH REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

THE COMPANY

    The Company's common stock is listed on the New York, Chicago and Pacific stock exchanges (symbol: TXU).

    The price range of the common stock of the Company on the composite tape, as reported by The Wall Street Journal, and the dividends paid, for each of the calendar quarters of 1995 and 1994 were as follows:

                                                                Price Range                     Dividends Paid
                                                 ----------------------------------------       --------------
                  Quarter Ended                         1995                 1994                1995     1994
                  -------------                  ------------------   -------------------       -----    -----
                                                  High       Low       High        Low
                                                 -------   -------    -------    --------
March 31  . . . . . . . . . . . . . . . . . .    $35       $30 1/8    $43 1/8    $36  1/2       $0.77    $0.77
June 30 . . . . . . . . . . . . . . . . . . .     36 1/8    31 5/8     38         29  7/8        0.77     0.77
September 30  . . . . . . . . . . . . . . . .     35        32 5/8     34 1/8     29  5/8        0.77     0.77
December 31 . . . . . . . . . . . . . . . . .     41 1/4    34 1/4     34 1/8     30  3/4        0.77     0.77
                                                                                                -----    -----
                                                                                                $3.08    $3.08
                                                                                                =====    =====

    The Company has declared common stock dividends payable in cash in each year since its incorporation in 1945. The Board of Directors of the Company, at its February 1996 meeting, declared a quarterly dividend of $0.50 a share,
payable April 1, 1996 to shareholders of record on March 7, 1996.   For
information concerning the Company's dividend policy, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation. Future dividends may vary depending upon the Company's profit levels and capital requirements as well as financial and other conditions existing at the time. Reference is made to Note 5 to Consolidated Financial Statements regarding limitations upon payment of dividends on common stock of TU Electric and SESCO.

    The number of record holders of the common stock of the Company as of February 29, 1996 was 97,348.

TU ELECTRIC

    All of TU Electric's common stock is owned by the Company.

    Reference is made to Note 5 to Consolidated Financial Statements regarding limitations upon payment of dividends on common stock of TU Electric.

Item 6.  SELECTED FINANCIAL DATA

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATISTICS

                                                                              YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                    1995*             1994             1993*
                                                                    ----              ----             ----
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total assets -- end of year ..................................  $ 21,535,851      $ 20,893,408      $ 21,518,128
----------------------------------------------------------------------------------------------------------------
Utility plant - gross -- end of year .........................  $ 24,911,787      $ 24,206,351      $ 23,836,729
    Accumulated depreciation and amortization -- end of year..     5,857,580         5,228,423         4,710,398
    Reserve for regulatory disallowances -- end of year ......     1,308,460         1,308,460         1,308,460
    Construction expenditures (including allowance for
      funds used during construction) ........................       434,338           444,245           871,450
----------------------------------------------------------------------------------------------------------------

Capitalization -- end of year
    Long-term debt ...........................................  $  9,174,575      $  7,888,413      $  8,379,826
    TU Electric obligated, mandatorily redeemable, preferred
      securities of trusts ...................................       381,476                --                --
    Preferred stock:
      Not subject to mandatory redemption ....................       489,695           870,190         1,083,008
      Subject to mandatory redemption ........................       263,196           387,482           396,917
    Common stock equity ......................................     5,731,753         6,490,047         6,570,993
                                                                ------------      ------------      ------------
             Total ...........................................  $ 16,040,695      $ 15,636,132      $ 16,430,744
                                                                ============      ============      ============
Capitalization ratios -- end of year
    Long-term debt ...........................................          57.2%             50.5%             51.0%
    TU Electric obligated, mandatorily redeemable, preferred
      securities of trusts ...................................           2.4                --                --
    Preferred stock ..........................................           4.7               8.0               9.0
    Common stock equity ......................................          35.7              41.5              40.0
                                                                ------------      ------------      ------------
             Total ...........................................         100.0%            100.0%            100.0%
                                                                ============      ============      ============
----------------------------------------------------------------------------------------------------------------

Embedded interest cost on long-term debt-- end of year .......           8.4%              8.7%              8.7%
Embedded interest cost on TU Electric obligated, mandatorily
    redeemable, preferred securities of trusts-- end of year .           8.5%               --                --
Embedded dividend cost on preferred stock-- end of year ......           6.9%              7.5%              7.6%
----------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of a change
    in accounting principle ..................................  $   (138,645)     $    542,799      $    368,660
Cumulative effect of a change in accounting for unbilled
    revenue (Net of taxes of $41,679,000) ....................            --                --                --
                                                                ------------      ------------      ------------
Consolidated net income (loss) ...............................  $   (138,645)     $    542,799      $    368,660
                                                                ============      ============      ============
Dividends declared on common stock ...........................  $    634,613      $    695,590      $    682,438
----------------------------------------------------------------------------------------------------------------

Common stock data
    Shares outstanding-- average .............................   225,841,037       225,833,659       221,555,218
    Shares outstanding-- end of year .........................   225,841,037       225,841,037       224,345,422
    Earnings (loss) per share (on average shares outstanding):
      Before cumulative effect of a change in accounting .....  $      (0.61)     $       2.40      $       1.66
      Cumulative effect of a change in accounting
        for unbilled revenue .................................            --                --                --
                                                                ------------      ------------      ------------
             Total earnings (loss) per average share .........  $      (0.61)     $       2.40      $       1.66
                                                                ============      ============      ============
    Dividends declared per share .............................  $       2.81      $       3.08      $       3.08
    Book value per share-- end of year .......................  $      25.38      $      28.74      $      29.29
    Return on average common stock equity ....................          (2.3)%             8.3%              5.6%
----------------------------------------------------------------------------------------------------------------

Ratio of earnings to fixed charges:
    Pre-tax ..................................................           0.8               2.3               1.9
    After-tax ................................................           0.9               1.9               1.6
Allowance for funds used during construction as
    percent of consolidated net income .......................            --               4.1%             71.4%
----------------------------------------------------------------------------------------------------------------

                                                                              YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                     1992                             1991*
                                                                     ----                             ----
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total assets -- end of year ..................................   $ 19,428,568                      $ 18,792,782
---------------------------------------------------------------------------------------------------------------
Utility plant - gross -- end of year .........................   $ 23,043,778                      $ 21,927,788
    Accumulated depreciation and amortization -- end of year..      4,251,002                         3,851,330
    Reserve for regulatory disallowances -- end of year ......      1,308,460                         1,308,460
    Construction expenditures (including allowance for
      funds used during construction) ........................      1,136,971                         1,232,239
---------------------------------------------------------------------------------------------------------------

Capitalization -- end of year
    Long-term debt ...........................................   $  7,931,981                      $  7,951,086
    TU Electric obligated, mandatorily redeemable, preferred
      securities of trusts ...................................             --                                --
    Preferred stock:
      Not subject to mandatory redemption ....................        909,564                         1,007,728
      Subject to mandatory redemption ........................        418,748                           425,758
    Common stock equity ......................................      6,590,537                         6,283,675
                                                                 ------------                      ------------
             Total ...........................................   $ 15,850,830                      $ 15,668,247
                                                                 ============                      ============
Capitalization ratios -- end of year
    Long-term debt ...........................................           50.0%                             50.8%
    TU Electric obligated, mandatorily redeemable, preferred
      securities of trusts ...................................             --                                --
    Preferred stock ..........................................            8.4                               9.1
    Common stock equity ......................................           41.6                              40.1
                                                                 ------------                      ------------
             Total ...........................................          100.0%                            100.0%
                                                                 ============                      ============
---------------------------------------------------------------------------------------------------------------

Embedded interest cost on long-term debt -- end of year ......            9.2%                              9.7%
Embedded interest cost on TU Electric obligated, mandatorily redeemable, preferred securities of trusts -- end
    of year ..................................................             --                                --
Embedded dividend cost on preferred stock-- end of year ......            8.4%                              8.5%
---------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of a change
    in accounting principle ..................................   $    619,204                      $   (409,964)
Cumulative effect of a change in accounting for unbilled
    revenue (Net of taxes of $41,679,000) ....................         80,907                                --
                                                                 ------------                      ------------
Consolidated net income (loss) ...............................   $    700,111                      $   (409,964)
                                                                 ============                      ============
Dividends declared on common stock ...........................   $    653,146                      $    624,261
---------------------------------------------------------------------------------------------------------------

Common stock data
    Shares outstanding-- average .............................    214,850,225                       207,357,881
    Shares outstanding-- end of year .........................    217,316,054                       210,700,373
    Earnings (loss) per share (on average shares outstanding):
      Before cumulative effect of a change in accounting .....   $       2.88                      $      (1.98)
      Cumulative effect of a change in accounting
        for unbilled revenue .................................           0.38                                --
                                                                 ------------                      ------------
             Total earnings (loss) per average share .........   $       3.26                      $      (1.98)
                                                                 ============                      ============
    Dividends declared per share .............................   $       3.04                      $       3.00
    Book value per share-- end of year .......................   $      30.33                      $      29.82
    Return on average common stock equity ....................           10.9%                             (6.3)%
---------------------------------------------------------------------------------------------------------------

Ratio of earnings to fixed charges:
    Pre-tax ..................................................            2.3                               0.4
    After-tax ................................................            2.0                               0.7
Allowance for funds used during construction as
    percent of consolidated net income .......................           43.5%                               --
---------------------------------------------------------------------------------------------------------------

* Certain financial statistics for 1995 were affected by the recording of the impairment of certain assets (see Note 13 to Consolidated Financial Statements) and the acquisition of Eastern Energy, and for the years 1993 and 1991, were affected by TU Electric recording regulatory disallowances in rate orders issued by the Public Utility Commission of Texas in Dockets 11735 and 9300, respectively (see Note 12 to Consolidated Financial Statements).

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                       CONSOLIDATED OPERATING STATISTICS

                                                                               YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------------
                                                                    1995                1994                1993
                                                                    ----                ----                ----
ELECTRIC ENERGY GENERATED AND
  PURCHASED (MWh)
  Generated-- net station output ............................    83,876,565          81,320,922          79,105,495
  Purchased and net interchange .............................    11,883,965          12,551,167          12,785,246
                                                                -----------         -----------         -----------
    Total generated and purchased ...........................    95,760,530          93,872,089          91,890,741
  Company use, losses and unaccounted for ...................     5,657,489           5,246,480           5,631,085
                                                                -----------         -----------         -----------
    Total electric energy sales .............................    90,103,041          88,625,609          86,259,656
                                                                ===========         ===========         ===========
ELECTRIC ENERGY SALES (MWh)
  Residential ...............................................    31,280,920          30,471,009          30,492,453
  Commercial ................................................    25,893,275          25,082,497          24,259,480
  Industrial ................................................    23,596,406          23,138,750          21,607,606
  Government and municipal ..................................     5,753,515           5,621,110           5,425,206
                                                                -----------         -----------         -----------
    Total general business ..................................    86,524,116          84,313,366          81,784,745
  Other electric utilities ..................................     3,578,925           4,312,243           4,474,911
                                                                -----------         -----------         -----------
    Total electric energy sales .............................    90,103,041          88,625,609          86,259,656
                                                                ===========         ===========         ===========
OPERATING REVENUES (thousands)
  Base rate:
    Residential .............................................   $ 1,919,195         $ 1,871,226         $ 1,703,894
    Commercial ..............................................     1,218,918           1,189,286           1,063,519
    Industrial ..............................................       603,745             597,737             535,685
    Government and municipal ................................       287,825             285,108             245,394
                                                                -----------         -----------         -----------
       Total general business ...............................     4,029,683           3,943,357           3,548,492
    Other electric utilities ................................       114,293             148,889             144,385
                                                                -----------         -----------         -----------
       Total base rate revenues .............................     4,143,976           4,092,246           3,692,877
  Fuel revenue (including over/under-recovered) .............     1,421,861           1,521,030           1,690,061
  Other operating revenues* .................................        72,851              50,267              51,574
                                                                -----------         -----------         -----------
       Total operating revenues .............................   $ 5,638,688         $ 5,663,543         $ 5,434,512
                                                                ===========         ===========         ===========
ELECTRIC CUSTOMERS (end of year)
  Residential ...............................................     2,504,128           2,053,235           2,020,667
  Commercial ................................................       267,579             225,479             221,422
  Industrial ................................................        49,558              21,673              21,954
  Government and municipal ..................................        30,458              29,437              29,034
                                                                -----------         -----------         -----------
    Total general business ..................................     2,851,723           2,329,824           2,293,077
  Other electric utilities ..................................           165                 212                 220
                                                                -----------         -----------         -----------
    Total electric customers ................................     2,851,888           2,330,036           2,293,297
                                                                ===========         ===========         ===========
RESIDENTIAL STATISTICS (excludes master-metered
  customers, kWh sales and revenues)
    Average kWh per customer ................................        12,002              14,283              15,210
    Average revenue per kWh .................................          8.18(cent)          8.23(cent)          7.59(cent)

Industrial classification includes service to Alcoa-Sandow:
    Electric energy sales (MWh) .............................     3,764,658           3,886,258           3,166,797
    Operating revenues (thousands) ..........................   $    47,739         $    54,699         $    53,352

                                                                     YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                   1992                1991
                                                                   ----                ----
ELECTRIC ENERGY GENERATED AND
  PURCHASED (MWh)
  Generated-- net station output ............................    74,652,339          76,326,601
  Purchased and net interchange .............................    11,417,251          11,027,061
                                                                -----------         -----------
    Total generated and purchased ...........................    86,069,590          87,353,662
  Company use, losses and unaccounted for ...................     5,747,156           4,996,123
                                                                -----------         -----------
    Total electric energy sales .............................    80,322,434          82,357,539
                                                                ===========         ===========
ELECTRIC ENERGY SALES (MWh)
  Residential ...............................................    27,266,411          28,505,885
  Commercial ................................................    22,959,464          23,012,114
  Industrial ................................................    21,108,894          21,482,750
  Government and municipal ..................................     5,032,780           5,056,868
                                                                -----------         -----------
    Total general business ..................................    76,367,549          78,057,617
  Other electric utilities ..................................     3,954,885           4,299,922
                                                                -----------         -----------
    Total electric energy sales .............................    80,322,434          82,357,539
                                                                ===========         ===========
OPERATING REVENUES (thousands)
  Base rate:
    Residential .............................................   $ 1,464,227         $ 1,505,386
    Commercial ..............................................       963,175             957,190
    Industrial ..............................................       513,358             521,480
    Government and municipal ................................       207,368             208,060
                                                                -----------         -----------
       Total general business ...............................     3,148,128           3,192,116
    Other electric utilities ................................       135,709             149,489
                                                                -----------         -----------
       Total base rate revenues .............................     3,283,837           3,341,605
  Fuel revenue (including over/under-recovered) .............     1,540,667           1,498,595
  Other operating revenues* .................................        83,372              52,973
                                                                -----------         -----------
       Total operating revenues .............................   $ 4,907,876         $ 4,893,173
                                                                ===========         ===========
ELECTRIC CUSTOMERS (end of year)
  Residential ...............................................     1,952,916           1,921,119
  Commercial ................................................       210,185             205,555
  Industrial ................................................        21,969              22,156
  Government and municipal ..................................        28,204              27,719
                                                                -----------         -----------
    Total general business ..................................     2,213,274           2,176,549
  Other electric utilities ..................................           243                 247
                                                                -----------         -----------
    Total electric customers ................................     2,213,517           2,176,796
                                                                ===========         ===========
RESIDENTIAL STATISTICS (excludes master-metered
  customers, kWh sales and revenues)
    Average kWh per customer ................................        13,329              14,099
    Average revenue per kWh .................................          7.41(cent)          7.26(cent)

Industrial classification includes service to Alcoa-Sandow:
    Electric energy sales (MWh) .............................     3,157,852           3,359,824
    Operating revenues (thousands) ..........................   $    56,043         $    55,987

* In 1992, other operating revenues do not include $122,586,000 of unbilled base rate revenues which were reclassified as a cumulative effect of a change in accounting principle effective January 1, 1992.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATISTICS

                                                                               YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                        1995*            1994           1993*
                                                                        ----             ----           ----
                                                                               (DOLLARS IN THOUSANDS)
Total assets -- end of year .....................................   $ 19,003,374    $ 19,446,998    $ 19,870,990
----------------------------------------------------------------------------------------------------------------

Electric plant - gross -- end of year ...........................   $ 22,747,860    $ 23,063,436    $ 22,680,508
  Accumulated depreciation and amortization-- end of year .......      5,370,818       4,765,474       4,233,720
  Reserve for regulatory disallowances-- end of year ............      1,308,460       1,308,460       1,308,460
  Construction expenditures (including allowance for
    funds used during construction) .............................        407,305         415,290         841,181
----------------------------------------------------------------------------------------------------------------

Capitalization -- end of year
  Long-term debt ................................................   $  7,212,070    $  7,220,641    $  7,607,090
  TU Electric obligated, mandatorily redeemable, preferred
    securities of trusts ........................................        381,476              --              --
  Preferred stock:
    Not subject to mandatory redemption .........................        489,695         870,190       1,083,008
    Subject to mandatory redemption .............................        263,196         387,482         396,917
  Common stock equity ...........................................      5,799,898       6,114,261       6,029,217
                                                                    ------------    ------------    ------------
          Total .................................................   $ 14,146,335    $ 14,592,574    $ 15,116,232
                                                                    ============    ============    ============
----------------------------------------------------------------------------------------------------------------

Embedded interest cost on long-term debt -- end of year .........            8.4%            8.7%            8.8%
Embedded interest cost on TU Electric obligated, mandatorily
  redeemable, preferred securities of trusts-- end of year ......            8.5%             --              --
Embedded dividend cost on preferred stock -- end of year ........            6.9%            7.5%            7.6%
----------------------------------------------------------------------------------------------------------------

Consolidated income (loss) before cumulative effect of a change
  in accounting principle .......................................   $    454,432    $    658,192    $    476,526
Cumulative effect of a change in accounting for unbilled
  revenue (Net of taxes of $41,679,000) .........................             --              --              --
                                                                    ------------    ------------    ------------
Consolidated net income (loss) ..................................   $    454,432    $    658,192    $    476,526
                                                                    ============    ============    ============
Dividends declared on common stock ..............................   $    682,080    $    715,760    $    707,382
----------------------------------------------------------------------------------------------------------------

Ratio of earnings to fixed charges:
    Pre-tax .....................................................            2.0             2.5             2.0
    After-tax ...................................................            1.7             2.0             1.7
Allowance for funds used during construction as a percent of
  consolidated net income available for common stock ............            6.0%            4.0%           72.9%
Return on average common stock equity ...........................            6.2%            9.2%            5.9%
----------------------------------------------------------------------------------------------------------------

                                                                      YEAR ENDED DECEMBER 31,
                                                                    ----------------------------
                                                                         1992           1991*
                                                                         ----           ----
                                                                       (DOLLARS IN THOUSANDS)
Total assets -- end of year .....................................   $ 17,962,812    $ 17,093,474
------------------------------------------------------------------------------------------------

Electric plant - gross -- end of year ...........................   $ 21,957,681    $ 20,865,047
  Accumulated depreciation and amortization-- end of year .......      3,790,626       3,417,856
  Reserve for regulatory disallowances-- end of year ............      1,308,460       1,308,460
  Construction expenditures (including allowance for
    funds used during construction) .............................      1,107,555       1,195,680
------------------------------------------------------------------------------------------------

Capitalization -- end of year
  Long-term debt ................................................   $  7,280,301    $  7,253,626
  TU Electric obligated, mandatorily redeemable, preferred
    securities of trusts ........................................             --              --
  Preferred stock:
    Not subject to mandatory redemption .........................        909,564       1,007,728
    Subject to mandatory redemption .............................        418,748         425,758
  Common stock equity ...........................................      6,198,208       5,741,437
                                                                    ------------    ------------
          Total .................................................   $ 14,806,821    $ 14,428,549
                                                                    ============    ============
------------------------------------------------------------------------------------------------

Embedded interest cost on long-term debt -- end of year .........            9.2%            9.7%
Embedded interest cost on TU Electric obligated, mandatorily
  redeemable, preferred securities of trusts -- end of year .....             --              --
Embedded dividend cost on preferred stock -- end of year ........            8.4%            8.5%
------------------------------------------------------------------------------------------------

Consolidated income (loss) before cumulative effect of a change
  in accounting principle .......................................   $    740,216    $   (289,173)
Cumulative effect of a change in accounting for unbilled
  revenue (Net of taxes of $41,679,000) .........................         80,907              --
                                                                    ------------    ------------
Consolidated net income (loss) ..................................   $    821,123    $   (289,173)
                                                                    ============    ============
Dividends declared on common stock ..............................   $    645,260    $    650,940
------------------------------------------------------------------------------------------------

Ratio of earnings to fixed charges:
    Pre-tax .....................................................            2.5             0.3
    After-tax ...................................................            2.1             0.6
Allowance for funds used during construction as a percent of
  consolidated net income available for common stock ............           43.3%             --
Return on average common stock equity ...........................           11.8%           (6.7)%
------------------------------------------------------------------------------------------------

* Certain financial statistics for 1995 were affected by the recording of the impairment of certain assets (see Note 13 to Consolidated Financial Statements), and for the years 1993 and 1991, were affected by TU Electric recording regulatory disallowances in rate orders issued by the Public Utility Commission of Texas in Dockets 11735 and 9300, respectively (see Note 12 to Consolidated Financial Statements).

Item 6.  SELECTED FINANCIAL DATA (CONCLUDED)

                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                        CONSOLIDATED OPERATING STATISTICS

                                                                                YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------------
                                                                    1995                1994               1993
                                                                    ----                ----               ----
ELECTRIC ENERGY GENERATED AND
  PURCHASED (MWh)
  Generated -- net station output ...........................    83,876,565          81,320,922          79,105,495
  Purchased and net interchange .............................    10,683,722          11,663,148          12,431,763
                                                                -----------         -----------         -----------
    Total generated and purchased ...........................    94,560,287          92,984,070          91,537,258
  Company use, losses and unaccounted for ...................     5,532,031           5,131,173           5,572,916
                                                                -----------         -----------         -----------
    Total electric energy sales .............................    89,028,256          87,852,897          85,964,342
                                                                ===========         ===========         ===========
ELECTRIC ENERGY SALES (MWh)
  Residential ...............................................    30,716,945          30,076,510          30,265,559
  Commercial ................................................    25,553,954          24,824,741          24,129,019
  Industrial ................................................    23,300,922          22,968,710          21,527,656
  Government and municipal ..................................     5,615,843           5,507,265           5,363,570
                                                                -----------         -----------         -----------
    Total general business ..................................    85,187,664          83,377,226          81,285,804
  Other electric utilities ..................................     3,840,592           4,475,671           4,678,538
                                                                -----------         -----------         -----------
    Total electric energy sales .............................    89,028,256          87,852,897          85,964,342
                                                                ===========         ===========         ===========
OPERATING REVENUES (thousands)
  Base rate:
    Residential .............................................   $ 1,875,306         $ 1,832,735         $ 1,685,885
    Commercial ..............................................     1,193,558           1,165,611           1,051,723
    Industrial ..............................................       586,152             585,758             532,655
    Government and municipal ................................       279,802             276,883             241,484
                                                                -----------         -----------         -----------
       Total general business ...............................     3,934,818           3,860,987           3,511,747
  Other electric utilities ..................................       133,362             163,021             157,341
                                                                -----------         -----------         -----------
       Total from base rate revenues ........................     4,068,180           4,024,008           3,669,088
   Fuel revenues (including over/under-recovered) ...........     1,421,861           1,521,030           1,690,061
   Other operating revenues* ................................        70,421              68,137              50,007
                                                                -----------         -----------         -----------
    Total operating revenues ................................   $ 5,560,462         $ 5,613,175         $ 5,409,156
                                                                ===========         ===========         ===========
ELECTRIC CUSTOMERS (end of year)
  Residential ...............................................     2,061,273           2,019,025           1,986,946
  Commercial ................................................       225,183             219,604             215,621
  Industrial ................................................        21,253              21,445              21,716
  Government and municipal ..................................        29,429              28,949              28,555
                                                                -----------         -----------         -----------
    Total general business ..................................     2,337,138           2,289,023           2,252,838
  Other electric utilities ..................................           177                 219                 228
                                                                -----------         -----------         -----------
    Total electric customers ................................     2,337,315           2,289,242           2,253,066
                                                                ===========         ===========         ===========

RESIDENTIAL STATISTICS (excludes master-metered
  customers, kWh sales and revenues)
    Average kWh per customer ................................        14,336              14,328              14,459
    Average revenue per kWh .................................          8.18(cent)          8.24(cent)          7.59(cent)

--------------------
Industrial classification includes service to Alcoa-Sandow:
    Electric energy sales (MWh) .............................     3,764,658           3,886,258           3,166,797
    Operating revenues (thousands) ..........................   $    47,739         $    54,699         $    53,352

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                    1992                1991
                                                                    ----                ----
ELECTRIC ENERGY GENERATED AND
  PURCHASED (MWh)
  Generated -- net station output ...........................    74,652,339          76,326,601
  Purchased and net interchange .............................    11,417,251          11,027,061
                                                                -----------         -----------
    Total generated and purchased ...........................    86,069,590          87,353,662
  Company use, losses and unaccounted for ...................     5,747,156           4,996,123
                                                                -----------         -----------
    Total electric energy sales .............................    80,322,434          82,357,539
                                                                ===========         ===========
ELECTRIC ENERGY SALES (MWh)
  Residential ...............................................    27,266,411          28,505,885
  Commercial ................................................    22,959,464          23,012,114
  Industrial ................................................    21,108,894          21,482,750
  Government and municipal ..................................     5,032,780           5,056,868
                                                                -----------         -----------
    Total general business ..................................    76,367,549          78,057,617
  Other electric utilities ..................................     3,954,885           4,299,922
                                                                -----------         -----------
    Total electric energy sales .............................    80,322,434          82,357,539
                                                                ===========         ===========
OPERATING REVENUES (thousands)
  Base rate:
    Residential .............................................   $ 1,464,227         $ 1,505,386
    Commercial ..............................................       963,175             957,190
    Industrial ..............................................       513,358             521,480
    Government and municipal ................................       207,368             208,060
                                                                -----------         -----------
       Total general business ...............................     3,148,128           3,192,116
  Other electric utilities ..................................       135,709             149,489
                                                                -----------         -----------
       Total from base rate revenues ........................     3,283,837           3,341,605
   Fuel revenues (including over/under-recovered) ...........     1,540,667           1,498,585
   Other operating revenues* ................................        82,191              51,322
                                                                -----------         -----------
    Total operating revenues ................................   $ 4,906,695         $ 4,891,522
                                                                ===========         ===========
ELECTRIC CUSTOMERS (end of year)
  Residential ...............................................     1,952,916           1,921,119
  Commercial ................................................       210,185             205,555
  Industrial ................................................        21,969              22,156
  Government and municipal ..................................        28,204              27,719
                                                                -----------         -----------
    Total general business ..................................     2,213,274           2,176,549
  Other electric utilities ..................................           243                 247
                                                                -----------         -----------
    Total electric customers ................................     2,213,517           2,176,796
                                                                ===========         ===========

RESIDENTIAL STATISTICS (excludes master-metered
  customers, kWh sales and revenues)
    Average kWh per customer ................................        13,329              14,099
    Average revenue per kWh .................................          7.41(cent)          7.26(cent)

--------------------
Industrial classification includes service to Alcoa-Sandow:
    Electric energy sales (MWh) .............................     3,157,852           3,359,824
    Operating revenues (thousands) ..........................   $    56,043         $    55,987

* In 1992, other operating revenues do not include $122,586,000 of unbilled base rate revenues which were reclassified as a cumulative effect of a change in accounting principle effective January 1, 1992.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY AND TU ELECTRIC

         The primary capital requirements of Texas Utilities Company and its subsidiaries (System Companies) in 1995 and as estimated for 1996 through 1998 are as follows:

                                                            1995        1996        1997        1998
                                                            ----        ----        ----        ----
                                                                      THOUSANDS OF DOLLARS
Cash construction expenditures (excluding
     allowance for funds used during construction)...   $  421,000   $457,000   $  445,000   $  448,000
Nuclear fuel (excluding allowance for funds used
     during construction) ...........................       49,000     55,000       47,000       60,000
Non-utility property ................................       70,000     60,000       40,000       26,000
Maturities and redemptions of long-term debt,
     sinking fund requirements and redemptions
     of preferred stock .............................    1,392,000     86,000      681,000      487,000
                                                        ----------   --------   ----------   ----------
         Total ......................................   $1,932,000   $658,000   $1,213,000   $1,021,000
                                                        ==========   ========   ==========   ==========

       The primary capital requirements of Texas Utilities Electric Company and its subsidiaries (TU Electric) in 1995 and as estimated for 1996 through 1998 are as follows:

                                                            1995        1996        1997        1998
                                                            ----        ----        ----        ----
                                                                      THOUSANDS OF DOLLARS
Cash construction expenditures (excluding
     allowance for funds used during construction)...   $  394,000   $399,000   $  388,000   $  389,000
Nuclear fuel (excluding allowance for funds used
     during construction) ...........................       49,000     55,000       47,000       60,000
Maturities and redemptions of long-term debt,
     sinking fund requirements and redemptions
     of preferred stock .............................    1,373,000     68,000      663,000      468,000
                                                        ----------   --------   ----------   ----------
         Total ......................................   $1,816,000   $522,000   $1,098,000   $  917,000
                                                        ==========   ========   ==========   ==========

See Item 2. Properties -- Capital Expenditures and Note 14 to Consolidated Financial Statements.

     The System Companies have generated cash from operations sufficient to meet operating needs, pay dividends on capital stock and finance capital requirements. For 1995, all of the cash needed for construction expenditures was generated from operations by the System Companies. Factors affecting the continued ability of TU Electric to fund its capital requirements from operations include responsive regulatory practices allowing recovery of capital investment through adequate depreciation rates, recovery of the cost of fuel and purchased power and the opportunity to earn competitive rates of return required in the capital markets.

     In order to remain competitive, the Company and TU Electric are aggressively managing their operating costs and capital expenditures through streamlined business processes and are developing and implementing strategies to address an increasingly competitive environment. These strategies include initiatives to improve their return on corporate assets and to maximize shareholder value through new marketing programs, creative rate design, and new business opportunities. Additional initiatives include the potential disposition or alternative utilization of existing assets and the restructuring of strategic business units. The Company and TU Electric are studying alternative uses for their investment in certain assets, including TU Electric's partially completed Twin Oak and Forest Grove lignite-fueled facilities and the New Mexico coal reserves of Chaco Energy Company (Chaco), which, based upon management's current expectations, might include sale of the reserves or facilities or construction outside the traditional regulated business. In September 1995, the Company and TU Electric determined that the partially completed Twin Oak and Forest Grove lignite-fueled facilities are not necessary to satisfy TU Electric's capacity requirements due to continuing changes in load growth patterns and availability of alternative generation. Also, the Company determined that the Chaco coal reserves would no longer be developed through traditional means due to availability of ample alternative fuels at favorable prices. A variety of options are being considered with respect to the Chaco coal reserves. The total impairment of the Company's assets, including the partially completed Twin Oak and Forest Grove lignite-fueled facilities and Chaco's coal reserves, as well as several minor assets, aggregated $802 million after-tax (see Note 13 to Consolidated Financial Statements).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

     Under the current regulatory environment, TU Electric and Southwestern Electric Service Company (SESCO) are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In the event the companies no longer meet the criteria for application of SFAS 71 due to significant changes in regulation or competition, the companies would discontinue the application of SFAS 71. If a portion of either company's operations continues to meet the criteria for application of SFAS 71, only that portion would be subject to SFAS 71 treatment. Should significant changes in regulation or competition occur, TU Electric and SESCO would also be required to assess the recoverability of other assets, including plant, and, if impaired, to write down the assets to reflect their fair market value. (See Note 1 to Consolidated Financial Statements.) Neither TU Electric nor SESCO can predict the timing or extent of changes in the business environment that may require the discontinuation of SFAS 71 application.

     The Public Utility Commission of Texas' (PUC's) final order in connection with TU Electric's January 1990 rate increase request (Docket 9300) was reviewed by the 250th Judicial District Court of Travis County, Texas and thereafter was appealed to the Court of Appeals for the Third District of Texas (Court of Appeals) and to the Supreme Court of Texas (Supreme Court). As a result of such review and appeals, an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owners' interests in Comanche Peak nuclear-generating station (Comanche Peak) has been remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC will also be required to reevaluate the appropriate level of TU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing.

     The Court of Appeals' holding that tax benefits generated by costs, including capital costs, not allowed in rates must be used to reduce rates charged to customers was reversed by the Supreme Court in a February 9, 1996 decision. The Supreme Court's ruling eliminates the potential normalization violation that two Private Letter Rulings issued by the Internal Revenue Service said would have resulted from the treatment that previously had been ordered by the Court of Appeals.

     Although TU Electric cannot predict the outcome of any appeal or reconsideration of the Dockets 9300 and 11735 rate decisions, future regulatory actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this Form 10-K, which might significantly alter its basic financial position or results of operation. (See Note 12 to Consolidated Financial Statements.)

    External funds of a permanent or long-term nature are obtained through the sales of common stock, preferred stock, preferred securities and long-term debt by the System Companies. The capitalization ratios of the Company and its subsidiaries at December 31, 1995, consisted of approximately 57% long-term debt, 2% TU Electric obligated, mandatorily redeemable, preferred securities of trusts, 5% preferred stock and 36% common stock equity.

    The capitalization ratios of TU Electric at December 31, 1995 consisted of approximately 51% long-term debt, 3% TU Electric obligated, mandatorily redeemable, preferred securities of trusts, 5% preferred stock and 41% common stock equity.

    Proceeds from TU Electric financings in 1995 were used primarily for the early redemption or reacquisition of debt and preferred stock. These financings consisted of:

                                                                                   PRINCIPAL             CURRENT
                                   DESCRIPTION                                       AMOUNT          INTEREST RATES       MATURITY
                                   -----------                                   --------------     -----------------     ---------
Term credit agreement .........................................................  $  300,000,000     6.050% and 6.113%        1997
Pollution control revenue bonds (backed by first mortgage bonds)  .............     333,905,000      3.50% to 3.60%          2030
First mortgage bonds (designated medium-term notes) ...........................     201,150,000      6.25% to 6.58%        Various
TU Electric obligated, mandatorily redeemable, preferred securities of trusts..     381,476,000      8.00% to 9.00%       2030-2035
                                                                                 --------------
     Total ....................................................................  $1,216,531,000
                                                                                 ==============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

     Since December 31, 1994, the System Companies redeemed, reacquired or made principal payments of $1,443,364,000 (including $1,424,803,000 for TU Electric) on long-term debt and preferred stock. Early redemptions of long-term debt and preferred stock may occur from time to time in amounts presently undetermined. (See Notes 6 and 8 to Consolidated Financial Statements.)

     The System Companies expect to sell additional debt and equity securities as needed including (i) the possible future sale by TU Electric of up to $350,000,000 of First Mortgage Bonds currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933 and (ii) the possible future sale by TU Electric of up to 250,000 shares of Cumulative Preferred Stock ($100 liquidation value) similarly registered. In addition, TU Electric has the ability to issue from time to time an additional $98,850,000 of First Mortgage Bonds designated as Medium-Term Notes, Series D.

      The Company and TU Electric have credit facility agreements (Agreements) with a group of commercial banks. The Agreements have two facilities, for each of which the Company pays a fee. Facility A provides for borrowings up to $300,000,000 and terminates April 26, 1996. The Company and TU Electric intend to negotiate an extension or replacement of this facility. Facility B provides for borrowings up to $700,000,000 and terminates April 28, 2000. The Company's borrowings under the Agreements are limited to $600,000,000. Borrowings under the Agreements are used for working capital and other corporate purposes, including commercial paper backup.

     In November 1995, the Company entered into a Competitive Advance and Revolving Credit Facility Agreement with a group of commercial banks. This facility, for which the Company pays a fee, provides for borrowings, on a standby basis, up to $200,000,000 and terminates April 26, 1996. Borrowings under this facility are used for corporate purposes. In addition to the above, the Company and Fuel Company have separate arrangements for uncommitted lines of credit. For more information regarding short-term financings of the Company and TU Electric, see Note 3 to Consolidated Financial Statements.

     TU Electric's capital requirements have not been significantly affected by the requirements of the federal Clean Air Act, as amended (Clean Air Act). Although TU Electric is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact on TU Electric. Any additional required capital costs, as well as any increased operating costs, associated with these requirements or compliance measures are expected to be recoverable through rates, as similar costs have been recovered in the past. Environmental expenditures for 1996 are estimated to be $16 million.

     The National Energy Policy Act of 1992 (Energy Policy Act) addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. In addition, the Public Utility Regulatory Act of 1995, as amended (PURA), impacts the PUC and its regulatory practices and encourages increased competition in some aspects of the electric utility industry in Texas. Although TU Electric and SESCO are unable to predict the ultimate impact of the Energy Policy Act, PURA and any related regulations or legislation on their operations, they believe that such actions are consistent with the trend toward increased competition in the energy industry.

     While TU Electric and SESCO have experienced competitive pressures in the wholesale market resulting in a small loss of load for TU Electric since the beginning of 1993, wholesale sales represented a relatively low percentage of TU Electric's consolidated operating revenues in 1995. TU Electric and SESCO are unable to predict the extent of future competitive developments in either the wholesale or retail markets or what impact, if any, such developments may have on their operations. (See Item 1. Business - Competition.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES -- (CONCLUDED)

THE COMPANY

     In October 1995, the Company announced a modification of its dividend policy as a part of a financial strategy supporting the Company's overall business plan. As a result, a quarterly dividend of $0.50 per share payable January 2, 1996, was declared by the Company's Board of Directors. The previous quarterly dividend was $0.77 per share.

     In December 1995, the Company's newly formed Australian subsidiary, Texas Utilities Australia Pty. Ltd., acquired the common stock of Eastern Energy Limited (Eastern Energy) for $1.55 billion. Eastern Energy is an Australian electric distribution company serving approximately 475,000 customers, including a portion of the Melbourne, Victoria metropolitan area. The Company's equity investment is approximately $600 million. The remainder of the acquisition cost was borrowed by Eastern Energy under a A$1.2 billion (Australian dollar) term credit facility with a group of banks. Eastern Energy also has a A$100 million facility with a group of banks used for working capital purposes. Both facilities are non-recourse to the Company but are secured by all of the property, assets and rights of Eastern Energy both present and future.

RESULTS OF OPERATION

THE COMPANY AND TU ELECTRIC

     For the year ended December 31, 1995, consolidated net income for the Company (excluding the after-tax effect of the September 1995 asset impairment) increased approximately 23% over the prior period. For the Company and TU Electric, from which most of consolidated earnings is derived, the major factors affecting earnings for the twelve-month period were continuing cost reduction efforts and customer growth, partially offset by mild weather conditions.

     In September 1995, the Company recorded an impairment of several non-performing assets, including the partially completed Twin Oak and Forest Grove lignite-fueled facilities of TU Electric, and Chaco's coal reserves in New Mexico, as well as several minor assets. Such impairment, on an after-tax basis, amounted to $802 million. (See Note 13 to Consolidated Financial Statements.)

TU ELECTRIC

    Operating revenues decreased approximately 1% and increased approximately 4% for the years ended December 31, 1995 and 1994, respectively. The following table details the factors contributing to these changes:


                                                         INCREASE (DECREASE)
                                                     --------------------------
                        FACTORS                         1995             1994
                        -------                         ----             ----
                                                        THOUSANDS OF DOLLARS
Base rate revenue .................................  $  31,635        $ 427,217
Fuel revenue ......................................    (91,425)        (130,077)
Power cost recovery factor revenue ................     (7,744)         (38,955)
Unbilled revenue and other ........................     14,821          (54,166)
                                                     ---------        ---------
    Total .........................................  $ (52,713)       $ 204,019
                                                     =========        =========

   Energy sales (including unbilled sales) increased approximately 1% and 4% for 1995 and 1994, respectively. The increase in energy sales for 1995 was generally a result of customer growth and increased usage, partially offset by mild weather conditions. The increase in energy sales in 1994 was due primarily to an increase in commercial and industrial usage, partially offset by milder than normal weather. Fuel revenue decreased in 1995 and 1994 due primarily to a reduction in gas prices and increased nuclear generation. The decrease in unbilled revenue and other in 1994 resulted from milder than normal weather in December 1994 and an increase in the number of billing days in 1994.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

RESULTS OF OPERATION -- (CONCLUDED)

   With respect to operating expenses, fuel and purchased power expense decreased approximately 6% and approximately 8% for 1995 and 1994, respectively. The decrease in 1995 was due to continued reduction in gas prices and purchased power commitments and increased utilization of nuclear fuel. Fuel and purchased power expense decreased in 1994 primarily due to a reduction in gas prices, lignite requirements and purchase power commitments, and an increased utilization of nuclear fuel. (See Item 1. Business -- Fuel Supply and Purchased Power and Item 6. Selected Financial Data -- Consolidated Operating Statistics.)

   Total operating expenses, excluding fuel and purchased power, decreased approximately 1% and increased approximately 9% for 1995 and 1994, respectively. Operation and maintenance expense decreased in 1995 due primarily to a decrease in uncollectible accounts expense and employee benefit expenses. Operation and depreciation expenses increased in 1994 primarily as a result of a full year's operation of Comanche Peak Unit 2, and increases in uncollectible accounts expense and demand-side management expenses. Taxes other than income decreased in 1995 as a result of a reduction in TU Electric's ad valorem tax obligation due primarily to a reduction in property valuations and increased in 1994 due primarily to increased local gross receipts taxes, an increase in ad valorem taxes charged to operation which were previously capitalized, and a refund of franchise taxes in the prior period.

   Allowance for funds used during construction (AFUDC) decreased approximately 92% in 1994. Such decrease was primarily due to the discontinuation of the accrual of AFUDC on Comanche Peak Unit 2 when such unit achieved commercial operation in August 1993.

   Federal income taxes -- other income decreased in 1995 due to the effect of recording the taxes associated with the asset impairment, and increased in 1994 due primarily to the effect of recording the taxes associated with the regulatory disallowance in 1993. (See Note 9 to Consolidated Financial Statements.)

   Total interest charges, excluding AFUDC, decreased approximately 5% and 3% for 1995 and 1994, respectively. Interest on mortgage bonds decreased over the prior period as a result of reduced interest requirements due to the Company's refinancing efforts, partially offset by increased interest requirements for new issues sold. Interest on other long-term debt increased in 1995 due to borrowings on the term credit agreement and decreased in the prior period due to the continuing retirement of debt incurred on the purchases of the minority ownership interests in Comanche Peak. Other interest expense in 1995 was affected by decreased interest on bonded rates over the prior period, increased average short-term borrowings, and increased amortization of debt issuance expenses and redemption premiums. For 1994, other interest expense increased over the prior period due primarily to interest on bond rates refunded, an increase in short-term rates, and increased amortization of debt issuance expenses and redemption premiums.

   Preferred stock dividends decreased approximately 17% and 12% for 1995 and 1994, respectively, primarily due to the redemption of certain series.

POSSIBLE CHANGE IN ACCOUNTING STANDARDS

THE COMPANY AND TU ELECTRIC

   The Financial Accounting Standards Board (FASB) is currently deliberating a new accounting standard addressing the accounting for liabilities related to closure and removal of long-lived assets, which would include nuclear decommissioning (see Note 14 to Consolidated Financial Statements). Such new standard is not expected to be effective before calendar year 1997. Based upon FASB's exposure draft, which is subject to change, any new standard would likely prescribe a methodology for measuring and recognizing liabilities related to closure and removal of long-lived assets. Any liability required to be recognized would have a corresponding asset recognized as an addition to plant and depreciation of the long-lived asset would be revised prospectively. If such new standard were adopted, the application of such statement would increase total assets and liabilities for the Company and TU Electric. Such requirements are not expected to have a material effect on the Company's and TU Electric's financial position or results of operations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME

                                                                                     YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                               1995           1994           1993
                                                                               ----           ----           ----
                                                                                      THOUSANDS OF DOLLARS
OPERATING REVENUES .....................................................   $ 5,638,688    $ 5,663,543    $ 5,434,512
                                                                           -----------    -----------    -----------
OPERATING EXPENSES
   Fuel and purchased power ............................................     1,640,990      1,729,091      1,858,054
   Operation ...........................................................       819,633        872,272        812,555
   Maintenance .........................................................       290,011        304,941        350,004
   Depreciation and amortization .......................................       563,819        549,539        439,548
   Taxes other than income .............................................       536,608        559,144        465,307
                                                                           -----------    -----------    -----------
      Total operating expenses .........................................     3,851,061      4,014,987      3,925,468
                                                                           -----------    -----------    -----------
OPERATING INCOME .......................................................     1,787,627      1,648,556      1,509,044

OTHER INCOME AND (DEDUCTIONS)-- NET ....................................        24,583         38,379        183,643
                                                                           -----------    -----------    -----------
TOTAL INCOME ...........................................................     1,812,210      1,686,935      1,692,687
                                                                           -----------    -----------    -----------
INTEREST AND OTHER CHARGES
   Interest ............................................................       706,182        726,876        752,803
   Allowance for borrowed funds used during construction ...............       (15,327)       (11,261)      (113,108)
   Impairment of assets ................................................     1,233,320             --             --
   Regulatory disallowances ............................................            --             --        359,556
   TU Electric obligated, mandatorily redeemable, preferred securities
      of trusts distributions ..........................................         1,801             --             --
   Preferred stock dividends of subsidiary .............................        84,914        101,883        115,232
                                                                           -----------    -----------    -----------
      Total interest and other charges .................................     2,010,890        817,498      1,114,483
                                                                           -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES ......................................      (198,680)       869,437        578,204

INCOME TAXES ...........................................................       (60,035)       326,638        209,544
                                                                           -----------    -----------    -----------
CONSOLIDATED NET INCOME (LOSS) .........................................   $  (138,645)   $   542,799    $   368,660
                                                                           ===========    ===========    ===========
Average shares of common stock outstanding (thousands) .................       225,841        225,834        221,555

Earnings (loss) and dividends per share of common stock:
   Earnings (loss) (on average shares outstanding) .....................   $     (0.61)   $      2.40    $      1.66
   Dividends declared per share of common stock ........................   $      2.81    $      3.08    $      3.08


                 STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------------
                                                                               1995          1994           1993
                                                                               ----          ----           ----
                                                                                     THOUSANDS OF DOLLARS

BALANCE AT BEGINNING OF YEAR ...........................................   $ 1,691,250    $ 1,842,413   $ 2,171,018
ADD -- Consolidated net income (loss) ..................................      (138,645)       542,799       368,660
       LESOP dividend deduction tax benefit ............................         6,452          6,733         6,975

DEDUCT -- Dividends declared on common stock (for amounts per
            share, see Statements of Consolidated Income) ..............       634,613        695,590       682,438

          Preferred stock redemption costs -- net ......................            --          5,105        21,802
                                                                           -----------    -----------   -----------
BALANCE AT END OF YEAR .................................................   $   924,444    $ 1,691,250   $ 1,842,413
                                                                           ===========    ===========   ===========


          See accompanying Notes to Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------
                                                                                 1995          1994           1993
                                                                                 ----          ----           ----
                                                                                       THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income (loss) ........................................   $  (138,645)   $   542,799    $   368,660
  Adjustments to reconcile consolidated net income (loss) to cash provided by operating activities:
    Depreciation and amortization (including amounts charged to fuel)....       725,646        710,196        543,441
    Deferred federal income taxes -- net ................................      (204,550)       261,452         82,290
    Federal investment tax credits -- net ...............................       (22,774)       (26,427)       (22,383)
    Allowance for equity funds used during construction .................        (6,680)       (10,774)      (150,125)
    Impairment of assets ................................................     1,233,320             --             --
    Regulatory disallowances ............................................            --             --        359,556
    Changes in assets and liabilities:
      Receivables .......................................................       (22,898)        10,408        (90,561)
      Inventories .......................................................        18,701          2,673         11,112
      Accounts payable ..................................................        48,079        (43,684)         2,797
      Interest and taxes accrued ........................................       (94,158)       (77,795)        14,449
      Other working capital .............................................       (25,932)      (131,506)       126,919
      Over/(under) - recovered fuel revenue -- net of deferred taxes ....        94,717        113,693        (83,501)
      Other -- net ......................................................         5,902         68,549         29,751
                                                                            -----------    -----------    -----------
        Cash provided by operating activities ...........................     1,610,728      1,419,584      1,192,405
                                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of securities:
    First mortgage bonds ................................................       535,055        378,340      2,448,465
    Other long-term debt ................................................       300,000             --        325,000
    TU Electric obligated, mandatorily redeemable, preferred securities
       of trusts ........................................................       381,476             --             --
    Preferred stock .....................................................            --            123        731,342
    Common stock ........................................................            --         62,102        240,971
  Retirement of long-term debt and preferred stock ......................    (1,391,686)    (1,176,023)    (2,944,339)
  Change in notes payable ...............................................       615,929        363,886       (253,100)
  Common stock dividends paid ...........................................      (695,656)      (694,355)      (674,869)
  Debt premium, discount, financing and reacquisition expenses ..........      (123,668)       (21,799)      (141,545)
                                                                            -----------    -----------    -----------
        Cash used in financing activities ...............................      (378,550)    (1,087,726)      (268,075)
                                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures .............................................      (434,338)      (444,245)      (871,450)
  Allowance for equity funds used during construction (excluding
    amount for nuclear fuel) ............................................         3,952          4,802        138,950
  Change in construction receivables/payables -- net ....................         2,140          3,897        (32,847)
  Non-utility property -- net ...........................................       (69,949)       (14,967)       (10,171)
  Nuclear fuel (excluding allowance for equity funds used
    during construction) ................................................       (55,013)       (62,655)       (16,889)
  Acquisition of Eastern Energy .........................................      (616,865)            --             --
  Other investments .....................................................       (41,226)       (23,848)       (17,213)
                                                                            -----------    -----------    -----------
        Cash used in investing activities ...............................    (1,211,299)      (537,016)      (809,620)
                                                                            -----------    -----------    -----------
(DECREASE) IN CASH DUE TO EXCHANGE RATE CHANGES .........................        (3,452)            --             --
                                                                            -----------    -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS .................................        17,427       (205,158)       114,710

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE ..........................         7,426        212,584         97,874
                                                                            -----------    -----------    -----------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE .............................   $    24,853    $     7,426    $   212,584
                                                                            ===========    ===========    ===========



          See accompanying Notes to Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     DECEMBER 31,
                                                                            ----------------------------
                                                                                1995             1994
                                                                                ----             ----
                                                                                THOUSANDS OF DOLLARS
UTILITY PLANT
  In service:
     Production .........................................................   $ 16,661,053    $ 16,516,326
     Transmission .......................................................      1,592,610       1,573,634
     Distribution .......................................................      5,333,396       4,048,867
     General ............................................................        466,474         456,212
                                                                            ------------    ------------
       Total ............................................................     24,053,533      22,595,039
     Less accumulated depreciation ......................................      5,562,190       5,023,003
                                                                            ------------    ------------
       Utility plant in service less accumulated depreciation ...........     18,491,343      17,572,036
   Construction work in progress ........................................        271,033       1,060,731
   Nuclear fuel (net of accumulated amortization: 1995 -- $295,390,000;
       1994 -- $205,420,000) ............................................        266,735         298,964
   Held for future use ..................................................         25,096          46,197
                                                                            ------------    ------------
       Utility plant less accumulated depreciation and amortization .....     19,054,207      18,977,928
   Less reserve for regulatory disallowances ............................      1,308,460       1,308,460
                                                                            ------------    ------------
       Net utility plant ................................................     17,745,747      17,669,468
                                                                            ------------    ------------
INVESTMENTS
   Non-utility property .................................................        422,421         569,337
   Other investments ....................................................        617,583         122,906
                                                                            ------------    ------------
       Total investments ................................................      1,040,004         692,243
                                                                            ------------    ------------
CURRENT ASSETS
   Cash in banks ........................................................         24,853           7,426
   Special deposits .....................................................         19,455           1,002
   Accounts receivable:
     Customers ..........................................................        275,275         201,687
     Other ..............................................................         51,735          38,712
     Allowance for uncollectible accounts ...............................         (5,965)         (5,095)
   Inventories -- at average cost:
     Materials and supplies .............................................        200,145         194,271
     Fuel stock .........................................................        128,028         145,662
   Prepaid taxes ........................................................         18,696          21,629
   Other prepayments ....................................................         36,832          41,871
   Deferred federal income taxes ........................................         84,410          37,113
   Other current assets .................................................         14,924          11,216
                                                                            ------------    ------------
       Total current assets .............................................        848,388         695,494
                                                                            ------------    ------------
DEFERRED DEBITS
   Unamortized regulatory assets ........................................      1,828,625       1,769,441
   Under-recovered fuel revenue .........................................             --          29,860
   Other deferred debits ................................................         73,087          36,902
                                                                            ------------    ------------
       Total deferred debits ............................................      1,901,712       1,836,203
                                                                            ------------    ------------
               Total ....................................................   $ 21,535,851    $ 20,893,408
                                                                            ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                                            DECEMBER 31,
                                                                                     -------------------------
                                                                                        1995           1994
                                                                                        ----           ----
                                                                                        THOUSANDS OF DOLLARS
CAPITALIZATION
   Common stock without par value -- net:
     Authorized shares -- 500,000,000
     Outstanding shares --  225,841,037 ..........................................   $ 4,806,912   $ 4,798,797
   Retained earnings .............................................................       924,444     1,691,250
   Cumulative currency translation adjustment ....................................           397            --
                                                                                     -----------   -----------
       Total common stock equity .................................................     5,731,753     6,490,047
   Preferred stock:
     Not subject to mandatory redemption .........................................       489,695       870,190
     Subject to mandatory redemption .............................................       263,196       387,482
   TU Electric obligated, mandatorily redeemable, preferred securities of trusts..       381,476            --
   Long-term debt, less amounts due currently ....................................     9,174,575     7,888,413
                                                                                     -----------   -----------
       Total capitalization ......................................................    16,040,695    15,636,132
                                                                                     -----------   -----------

CURRENT LIABILITIES
   Notes payable:
     Commercial paper ............................................................       321,990       363,886
     Banks .......................................................................       275,000            --
   Long-term debt due currently ..................................................        61,321        74,610
   Accounts payable ..............................................................       300,726       219,661
   Dividends declared ............................................................       125,929       197,564
   Customers' deposits ...........................................................        76,963        56,391
   Taxes accrued .................................................................       167,951       243,753
   Interest accrued ..............................................................       165,277       183,545
   Over-recovered fuel revenue ...................................................       115,858            --
   Other current liabilities .....................................................       101,566        95,329
                                                                                       ---------     ---------
       Total current liabilities .................................................     1,712,581     1,434,739
                                                                                       ---------     ---------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
   Accumulated deferred federal income taxes .....................................     2,669,808     2,852,462
   Unamortized federal investment tax credits ....................................       622,786       679,104
   Other deferred credits and noncurrent liabilities .............................       489,981       290,971
                                                                                     -----------   -----------
       Total deferred credits and other noncurrent liabilities ...................     3,782,575     3,822,537

COMMITMENTS AND CONTINGENCIES (Note 14)
                                                                                     -----------   -----------
               Total .............................................................   $21,535,851   $20,893,408
                                                                                     ===========   ===========


          See accompanying Notes to Consolidated Financial Statements.

                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME


                                                                           YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                     1995           1994           1993
                                                                     ----           ----           ----
                                                                           THOUSANDS OF DOLLARS
OPERATING REVENUES ...........................................   $ 5,560,462    $ 5,613,175    $ 5,409,156
                                                                 -----------    -----------    -----------
OPERATING EXPENSES
   Fuel and purchased power ..................................     1,697,091      1,798,493      1,946,049
   Operation .................................................       767,750        813,057        756,596
   Maintenance ...............................................       281,284        295,758        341,840
   Depreciation and amortization .............................       549,611        540,535        427,992
   Federal income taxes ......................................       382,315        338,465        343,485
   Taxes other than income ...................................       512,045        534,430        445,220
                                                                 -----------    -----------    -----------
      Total operating expenses ...............................     4,190,096      4,320,738      4,261,182
                                                                 -----------    -----------    -----------
OPERATING INCOME .............................................     1,370,366      1,292,437      1,147,974
                                                                 -----------    -----------    -----------
OTHER INCOME (LOSS)
   Allowance for equity funds used during construction .......         6,658         10,743        150,115
   Impairment of assets ......................................      (486,350)            --             --
   Regulatory disallowances ..................................            --             --       (359,556)
   Other income and deductions -- net ........................         8,625         10,160          9,114
   Federal income taxes ......................................       169,362         (4,222)       101,745
                                                                 -----------    -----------    -----------
      Total other income (loss) ..............................      (301,705)        16,681        (98,582)
                                                                 -----------    -----------    -----------
TOTAL INCOME .................................................     1,068,661      1,309,118      1,049,392
                                                                 -----------    -----------    -----------
INTEREST CHARGES
   Interest on mortgage bonds ................................       526,977        567,363        610,999
   Interest on other long-term debt ..........................        44,071         32,183         45,787
   Other interest ............................................        58,500         62,631         29,186
   Allowance for borrowed funds used during construction......       (15,319)       (11,251)      (113,106)
                                                                 -----------    -----------    -----------
      Total interest charges .................................       614,229        650,926        572,866
                                                                 -----------    -----------    -----------

CONSOLIDATED NET INCOME ......................................       454,432        658,192        476,526

TU ELECTRIC OBLIGATED, MANDATORILY REDEEMABLE,
   PREFERRED SECURITIES OF TRUSTS DISTRIBUTIONS ..............         1,801             --             --

PEFERRED STOCK DIVIDENDS .....................................        84,914        101,883        115,232
                                                                 -----------    -----------    -----------
CONSOLIDATED NET INCOME AVAILABLE FOR
  COMMON STOCK ...............................................   $   367,717    $   556,309    $   361,294
                                                                 ===========    ===========    ===========

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                                                                           YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                     1995          1994            1993
                                                                     ----          ----            ----
                                                                            THOUSANDS OF DOLLARS
BALANCE AT BEGINNING OF YEAR..................................   $   948,136    $ 1,112,692    $ 1,480,582
ADD --  Consolidated net income ..............................       454,432        658,192        476,526
        Transfer from common stock............................       433,820             --             --
DEDUCT -- TU Electric obligated, mandatorily redeemable,
              preferred securities of trusts distributions....         1,801             --             --
          Preferred stock dividends...........................        84,914        101,883        115,232
          Common stock dividends (per share: 1995 -$4.35;
            1994 - $4.60; 1993 - $4.68).......................       682,080        715,760        707,382
          Preferred stock redemption costs -- net.............            --          5,105         21,802
                                                                 -----------    -----------    -----------
BALANCE AT END OF YEAR........................................   $ 1,067,593    $   948,136    $ 1,112,692
                                                                 ===========    ===========    ===========


          See accompanying Notes to Consolidated Financial Statements.

                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------------
                                                                                 1995           1994           1993
                                                                                 ----           ----           ----
                                                                                        THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income ................................................   $   454,432    $   658,192    $   476,526
  Adjustments to reconcile consolidated net income to cash
   provided by operating activities:
    Depreciation and amortization ........................................       685,693        675,351        512,195
    Deferred federal income taxes -- net .................................        83,621        280,971        118,368
    Federal investment tax credits -- net ................................       (21,201)       (23,698)       (19,698)
    Allowance for equity funds used during construction ..................        (6,658)       (10,743)      (150,115)
    Impairment of assets .................................................       427,478             --             --
    Regulatory disallowances .............................................            --             --        359,556
    Changes in assets and liabilities:
      Receivables ........................................................       (24,807)        10,827        (88,104)
      Inventories ........................................................           612          5,777         10,557
      Accounts payable ...................................................         1,842        (40,009)        (5,763)
      Interest and taxes accrued .........................................      (110,455)       (60,637)        16,471
      Other working capital ..............................................         4,917       (140,210)       123,918
      Over/(under) - recovered fuel revenue -- net of deferred taxes .....        94,717        113,693        (83,501)
      Other -- net .......................................................        (2,580)        54,877         10,025
                                                                             -----------    -----------    -----------
        Cash provided by operating activities ............................     1,587,611      1,524,391      1,280,435
                                                                             -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of securities:
    First mortgage bonds .................................................       535,055        378,340      2,448,465
    Other long-term debt .................................................       300,000             --             --
    TU Electric obligated, mandatorily redeemable, preferred
    securities of trusts .................................................       381,476             --             --
    Preferred stock ......................................................            --            123        731,342
    Common stock .........................................................            --        249,600        198,900
  Retirement of long-term debt and preferred stock .......................    (1,373,113)    (1,083,306)    (2,702,847)
  Change in notes receivable - affiliates ................................        26,238        (28,594)            --
  Change in notes payable - parent .......................................            --        (88,434)        36,684
  Change in notes payable - other ........................................       (41,896)       363,886       (250,000)
  TU Electric obligated, mandatorily redeemable, preferred securities of
    trusts distributions paid ............................................        (1,801)            --             --
  Preferred stock dividends paid .........................................       (95,304)      (105,572)      (114,933)
  Common stock dividends paid ............................................      (682,080)      (715,760)      (707,382)
  Debt premium, discount, financing and reacquisition expenses ...........      (123,393)       (21,931)      (132,366)
                                                                             -----------    -----------    -----------
        Cash used in financing activities ................................    (1,074,818)    (1,051,648)      (492,137)
                                                                             -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures ..............................................      (407,305)      (415,290)      (841,181)
  Allowance for equity funds used during construction (excluding
    amount for nuclear fuel) .............................................         3,929          4,771        138,941
  Change in construction receivables/payables -- net .....................        (1,305)         1,343        (33,976)
  Non-utility property -- net ............................................            21             (4)            (6)
  Nuclear fuel (excluding allowance for equity funds used
    during construction) .................................................       (55,013)       (62,655)       (16,889)
  Other investments ......................................................       (37,186)       (22,138)       (12,944)
                                                                             -----------    -----------    -----------
        Cash used in investing activities ................................      (496,859)      (493,973)      (766,055)
                                                                             -----------    -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..................................        15,934        (21,230)        22,243

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE ...........................         6,699         27,929          5,686
                                                                             -----------    -----------    -----------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE ..............................   $    22,633    $     6,699    $    27,929
                                                                             ===========    ===========    ===========


          See accompanying Notes to Consolidated Financial Statements.

                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     DECEMBER 31,
                                                                            ----------------------------
                                                                                 1995            1994
                                                                                 ----            ----
                                                                                 THOUSANDS OF DOLLARS
ELECTRIC PLANT
  In service:
    Production ..........................................................   $ 15,699,488    $ 15,553,422
    Transmission ........................................................      1,586,547       1,567,617
    Distribution ........................................................      4,229,794       3,997,061
    General .............................................................        407,897         425,973
                                                                            ------------    ------------
      Total .............................................................     21,923,726      21,544,073
    Less accumulated depreciation .......................................      5,075,428       4,560,054
                                                                            ------------    ------------
      Electric plant in service less accumulated depreciation ...........     16,848,298      16,984,019
   Construction work in progress ........................................        236,913         971,429
   Nuclear fuel (net of accumulated amortization: 1995 -- $295,390,000;
    1994 -- $205,420,000) ...............................................        266,735         298,964
   Held for future use ..................................................         25,096          43,550
                                                                            ------------    ------------
      Electric plant less accumulated depreciation and amortization .....     17,377,042      18,297,962
   Less reserve for regulatory disallowances ............................      1,308,460       1,308,460
                                                                            ------------    ------------
      Net electric plant ................................................     16,068,582      16,989,502
                                                                            ------------    ------------
INVESTMENTS
   Non-utility property .................................................        332,234           4,383
   Other investments ....................................................        103,888          66,702
                                                                            ------------    ------------
      Total investments .................................................        436,122          71,085
                                                                            ------------    ------------
CURRENT ASSETS
   Cash in banks ........................................................         22,633           6,699
   Special deposits .....................................................            527             527
   Notes receivable -- affiliates .......................................          2,356          28,594
   Accounts receivable:
    Customers ...........................................................        212,165         196,507
    Other ...............................................................         34,906          26,869
    Allowance for uncollectible accounts ................................         (3,914)         (5,026)
   Inventories -- at average cost:
    Materials and supplies ..............................................        179,001         178,977
    Fuel stock ..........................................................         82,889          83,525
   Prepaid taxes ........................................................         18,664          21,614
   Deferred federal income taxes ........................................         79,629          37,202
   Other current assets .................................................         14,016          16,379
                                                                            ------------    ------------
      Total current assets ..............................................        642,872         591,867
                                                                            ------------    ------------
DEFERRED DEBITS
   Unamortized regulatory assets ........................................      1,806,684       1,741,818
   Under-recovered fuel revenue .........................................             --          29,860
   Other deferred debits ................................................         49,114          22,866
                                                                            ------------    ------------
      Total deferred debits .............................................      1,855,798       1,794,544
                                                                            ------------    ------------
          Total .........................................................   $ 19,003,374    $ 19,446,998
                                                                            ============    ============


          See accompanying Notes to Consolidated Financial Statements.

                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                                            DECEMBER 31,
                                                                                     -------------------------
                                                                                         1995          1994
                                                                                         ----          ----
                                                                                        THOUSANDS OF DOLLARS
CAPITALIZATION
   Common stock without par value:
     Authorized shares -- 180,000,000
     Outstanding shares -- 156,800,000 ...........................................   $ 4,732,305   $ 5,166,125
   Retained earnings .............................................................     1,067,593       948,136
                                                                                     -----------   -----------
          Total common stock equity ..............................................     5,799,898     6,114,261
   Preferred stock:
     Not subject to mandatory redemption .........................................       489,695       870,190
     Subject to mandatory redemption .............................................       263,196       387,482
   TU Electric obligated, mandatorily redeemable, preferred securities of trusts..       381,476            --
   Long-term debt, less amounts due currently ....................................     7,212,070     7,220,641
                                                                                     -----------   -----------
          Total capitalization ...................................................    14,146,335    14,592,574
                                                                                     -----------   -----------

CURRENT LIABILITIES
   Notes payable -- commercial paper .............................................       321,990       363,886
   Long-term debt due currently ..................................................        43,458        56,037
   Accounts payable:
     Affiliates ..................................................................       101,722        97,443
     Other .......................................................................       109,402       113,144
   Dividends declared ............................................................        13,210        23,600
   Customers' deposits ...........................................................        63,564        55,726
   Taxes accrued .................................................................       142,364       234,840
   Interest accrued ..............................................................       141,815       159,794
   Over-recovered fuel revenue ...................................................       115,858            --
   Other current liabilities .....................................................        63,716        71,950
                                                                                     -----------   -----------
          Total current liabilities ..............................................     1,117,099     1,176,420
                                                                                     -----------   -----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
   Accumulated deferred federal income taxes .....................................     2,869,049     2,761,772
   Unamortized federal investment tax credits ....................................       609,466       664,209
   Other deferred credits and noncurrent liabilities .............................       261,425       252,023
                                                                                     -----------   -----------
          Total deferred credits and other noncurrent liabilities ................     3,739,940     3,678,004


COMMITMENTS AND CONTINGENCIES (Note 14)
                                                                                     -----------   -----------



            Total ................................................................   $19,003,374   $19,446,998
                                                                                     ===========   ===========


          See accompanying Notes to Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     General -- Texas Utilities Company (Company) is a holding company which owns all of the outstanding common stock of Texas Utilities Electric Company and its subsidiaries (TU Electric), Southwestern Electric Service Company (SESCO), Texas Utilities Australia Pty. Ltd. (TU Australia) and seven other wholly-owned subsidiaries which perform specialized functions within the Texas Utilities Company system. TU Electric, the largest subsidiary of the Company, representing 88% of the total assets, is engaged in the generation, purchase, transmission, distribution and sale of electric energy wholly within Texas.

     Consolidation -- The consolidated financial statements include the Company and all of its subsidiaries (System Companies). All significant intercompany items and transactions have been eliminated in consolidation. Certain financial statement items have been reclassified to conform to the current year presentation.

     In March 1995, Texas Utilities Communications Inc. (TU Communications), a new wholly-owned subsidiary of the Company, was incorporated under the laws of the State of Delaware. TU Communications was organized to provide access to advanced telecommunications technology, primarily for the System Companies' expected expansion of the energy services business.

     Business Acquisition -- In December 1995, the Company's newly formed subsidiary, TU Australia, acquired the common stock of Eastern Energy Limited (Eastern Energy), a major Australian electricity distribution company. Eastern Energy is engaged in the purchase, distribution and sale of electric energy to approximately 475,000 customers in a service area in Australia extending from the outer eastern suburbs of the Melbourne metropolitan area to the eastern coastal areas of Victoria and the New South Wales border to the north. Eastern Energy generates no electric energy. The acquisition by TU Australia was accounted for as a purchase business combination. Accordingly, a portion of the purchase price has been tentatively allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the estimated fair values of the assets acquired is being amortized over 40 years. The operations of Eastern Energy after December 1, 1995, the date of acquisition, have been reflected in the consolidated financial statements. The acquisition of Eastern Energy did not have a material effect on the Company's 1995 results of operation or financial position.

     Income Taxes on Undistributed Earnings of Foreign Subsidiary -- The Company intends to invest the undistributed earnings of its foreign subsidiary back into the foreign subsidiary's business. Accordingly, no provision has been made for taxes which would be payable if such earnings were repatriated to the United States.

     Other Investments -- The difference of $348,517,000 between the amount at which the investments in subsidiaries is carried by the Company and the underlying book equity of such subsidiaries at the respective dates of acquisition is included in other investments.

     Foreign Currency Translation -- The assets and liabilities of TU Australia's operations denominated in the Australian dollar are translated at rates in effect at year end. Revenues and expenses have been translated at average rates for the applicable periods. Local currencies are considered to be the functional currency, and adjustments resulting from such translation are included in the cumulative currency translation adjustment, a separate component of common stock equity.

TU ELECTRIC

     System of Accounts -- The accounting records of TU Electric are maintained in accordance with the Federal Energy Regulatory Commission's Uniform System of Accounts as adopted by the Public Utility Commission of Texas (PUC).

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


1.   SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Consolidation -- The consolidated financial statements of TU Electric include all of its business trusts. All significant intercompany items and transactions have been eliminated in consolidation. Certain financial statement items have been reclassified to conform to the current year presentation.

     In September and October 1995, TU Electric established three financing subsidiaries, TU Electric Capital I, TU Electric Capital II, and TU Electric Capital III, in the form of Delaware statutory business trusts, for the purpose of issuing securities and holding Junior Subordinated Debentures issued by TU Electric. (See Note 7.)

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

THE COMPANY AND TU ELECTRIC

     Use of Estimates -- The preparation of TU Company's and TU Electric's consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. In the event estimates and/or assumptions prove to be different from actual amounts, appropriate adjustments will be made in subsequent periods.

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

     TU Electric is capitalizing AFUDC, compounded semi-annually, on expenditures for ongoing construction work in progress (CWIP) and nuclear fuel in process not otherwise allowed in rate base by regulatory authorities. For 1995, 1994 and 1993, TU Electric used gross rates of 7.7%, 8.6% and 10.4%, respectively. Rates were determined on the basis of, but are less than, the cost of capital used to finance the construction program.

     Depreciation of Utility Plant -- Depreciation is generally based upon an amortization of the original cost of depreciable properties (net of regulatory disallowances) on a straight-line basis over the estimated service lives of the properties. Depreciation as a percent of average depreciable property for the Company and System Companies approximated 2.6%, 2.6% and 2.5% for 1995, 1994 and 1993, respectively. For TU Electric, depreciation as a percent of average depreciable property approximated 2.6%, 2.6% and 2.4% for 1995, 1994 and 1993, respectively. Depreciation also includes an amount for TU Electric's Comanche Peak nuclear generating station (Comanche Peak) decommissioning costs which is being accrued over the lives of the units and deposited to external trust funds. (See Note 14.)

     Revenues -- Revenues include billings under approved rates (including a fixed fuel factor) applied to meter readings each month on a cycle basis and an accrual of base rate revenue for energy provided after cycle billing but not billed through the end of each month. Revenues also include an amount for under- or over-recovery of fuel revenue representing the difference between actual fuel cost and billings under the approved fixed fuel factor and a provision that generally allows recovery through a Power Cost Recovery Factor, on a monthly basis, of the capacity portion of purchased power cost and wheeling cost from qualifying facilities not included in base rates. The fuel portion of purchased power cost is included in the fixed fuel factor. A utility's fuel factor can be revised

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


1.   SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

upward or downward every six months, according to a specified schedule. A utility is required to petition to make either surcharges or refunds to ratepayers, together with interest based on a twelve month average of prime commercial rates, for any material cumulative under- or over-recovery of fuel costs. If the cumulative difference of the under- or over-recovery, plus interest, is in excess of 4% of the annual estimated fuel costs most recently approved by the PUC, it will be deemed to be material. A procedure exists for an expedited change in fuel factors in the event of an emergency. Final reconciliation of fuel costs must be made either in a reconciliation proceeding, which may cover no more than three years and no less than one year, or in a general rate case. In December 1995, TU Electric filed for a fuel reconciliation proceeding for the reconciliation period of July 1992 through June 1995. (See
Note 12.)

     Federal Income Taxes -- The Company and System Companies, excluding TU Australia, file a consolidated federal income tax return and federal income taxes are allocated to System Companies based upon their taxable income or loss. Investment tax credits are normally amortized to income over the estimated service lives of the properties. Deferred federal income taxes are currently provided for temporary differences between the book and tax basis of assets and liabilities (including the provision for regulatory disallowances). In January 1993, the Company and TU Electric adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which among other things, requires the liability method of recognition for all temporary differences, requires that deferred tax liabilities and assets be adjusted for an enacted change in tax laws or rates and prohibits net-of-tax accounting and reporting. Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. Accordingly, at December 31, 1995, the consolidated balance sheets include a regulatory asset of approximately $1.2 billion net of an approximate $0.6 billion regulatory liability.

     Consolidated Cash Flows -- For purposes of reporting cash flows, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

     The supplemental schedule below details the Company's cash payments and noncash investing and financing activities:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             --------------------------------
                                                                             1995          1994          1993
                                                                             ----          ----          ----
                                                                                    THOUSANDS OF DOLLARS
CASH PAYMENTS
   Interest (net of amounts capitalized)................................  $  677,415      $678,682      $637,186
   Income taxes.........................................................     208,326       220,316        74,756

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Acquisition of Eastern Energy - 1995
  and SESCO - 1993:
      Book value of assets acquired.....................................  $1,329,158      $     --      $ 69,521
      Goodwill acquired.................................................     302,497            --        32,059
      Less: Liabilities incurred........................................       8,503            --            --
            Liabilities assumed.........................................   1,006,848            --        39,991
            Stock issued................................................          --            --        59,976
                                                                          ----------      --------      --------
         Cash paid......................................................     616,304            --         1,613
      Less: Cash acquired...............................................       7,943            --           376
      Currency translation adjustment...................................          53            --            --
                                                                          ----------      --------      --------
         Net cash.......................................................  $  608,414      $     --      $  1,237
                                                                          ==========      ========      ========

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


1. SIGNIFICANT ACCOUNTING POLICIES -- (CONCLUDED)

   The supplemental schedule below details TU Electric's cash payments:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------
                                                                             1995          1994          1993
                                                                             ----          ----          ----
                                                                                     THOUSANDS OF DOLLARS
CASH PAYMENTS
     Interest (net of amounts capitalized)...............................   $602,524      $616,254      $572,208
     Income taxes........................................................    213,690       198,267        76,933

     Regulatory Assets and Liabilities -- Under the current regulatory environment, TU Electric and SESCO are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). This statement applies to utilities which have cost-based rates established by a regulator and charged to and collected from customers. In accordance with this statement, these companies may defer the recognition of certain costs (regulatory assets) and certain obligations (regulatory liabilities) that, as a result of the ratemaking process, have probable corresponding increases or decreases in future revenues. Future significant changes in regulation or competition could affect these companies' ability to meet the criteria for continued application of SFAS 71, and may affect these companies' ability to recover these regulatory assets from, or refund these regulatory liabilities to customers. These regulatory assets and liabilities, which are being amortized over various periods (5 to 40 years), are currently included in rates, or are expected to be included in future rates. In the event all or a portion of these companies' operations fail to meet the criteria for application of SFAS 71, these companies' would be required to write-off all or a portion of their regulatory assets and liabilities.

     Significant net regulatory assets are as follows:

                                                                     THE COMPANY               TU ELECTRIC
                                                                     DECEMBER 31,              DECEMBER 31,
                                                                     ------------              ------------
                           ITEM                                  1995          1994         1995        1994
                           ----                                  ----          ----         ----        ----
                                                                                THOUSANDS OF DOLLARS
     Securities reacquisition costs..........................  $  387,493   $  284,563   $  385,287   $  281,023
     Cancelled lignite unit costs............................      15,266       18,049       15,266       18,049
     Rate case costs.........................................      62,211       64,862       62,211       64,862
     Litigation and settlement costs.........................      72,685       72,685       72,685       72,685
     Voluntary retirement/severance program..................     156,339      184,340      132,641      156,397
     Recoverable deferred federal income taxes - net (Note 9)   1,192,959    1,201,688    1,199,552    1,208,833
     Other regulatory assets.................................      14,357       15,939       11,727       12,654
                                                               ----------   ----------   ----------   ----------
         Unamortized regulatory assets ......................   1,901,310    1,842,126    1,879,369    1,814,503
     Less--  Reserve for regulatory disallowances............      72,685       72,685       72,685       72,685
            Unamortized federal investment tax credits.......     622,786      679,104      609,466      664,209
                                                               ----------   ----------   ----------   ----------
               Unamortized regulatory assets-- net...........  $1,205,839   $1,090,337   $1,197,218   $1,077,609
                                                               ==========   ==========   ==========   ==========

     Should significant changes in regulation or competition occur, TU Electric and SESCO would also be required to assess the recoverability of other assets, including plant, and, if impaired, write down the assets to reflect their fair market value.

2.   AFFILIATES

TU ELECTRIC

     The Company provides common stock capital and partial requirements for short-term financing to TU Electric. The Company has three other subsidiaries which perform specialized services for the System Companies, including TU
Electric: Texas Utilities Services Inc. which provides financial, accounting, information technology, customer services, procurement, personnel, shareholder services and other administrative services at cost; Texas Utilities

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


2.   AFFILIATES -- (CONCLUDED)

Fuel Company (Fuel Company) which owns a natural gas pipeline system, acquires, stores and delivers fuel gas and provides other fuel services at cost for the generation of electric energy by TU Electric; and Texas Utilities Mining Company (Mining Company) which owns, leases and operates fuel production facilities for the surface mining and recovery of lignite at cost for use at TU Electric's generating stations. TU Electric provided services such as energy sales, wheeling and scheduling to SESCO which is engaged in the purchase, transmission, distribution and sale of electric energy in ten counties in the eastern and central parts of Texas with a population estimated at 125,000. SESCO generates no electric energy.

     TU Electric has entered into agreements with Fuel Company for the procurement of certain fuels and related services and with Mining Company for the procurement and production of lignite. Payments are at cost for the services received and are required by the agreements to be "at least equivalent in the aggregate to the annual charge to income on the books" of Fuel Company and of Mining Company. TU Electric is, in effect, obligated for the principal, $410,714,000 at December 31, 1995, and interest on long-term notes of Mining Company through payments described above. Such notes mature at various dates through 2005 and have interest rates ranging from 6.50% to 9.42%. At December 31, 1995, TU Electric had extended $2,356,000 of operating funds to the Fuel Company recorded as a note receivable on the balance sheet.

     The schedule below details TU Electric's billings to and from affiliates for services rendered and interest on short-term financings:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                            1995            1994           1993
                                                                            ----            ----           ----
                                                                                    THOUSANDS OF DOLLARS
     Billings from:
         The Company...................................................    $    123       $  1,074      $  1,122
         TU Services...................................................     182,334        184,537       162,735
         Fuel Company..................................................     763,346        850,825       901,761
         Mining Company................................................     327,856        329,108       374,464
     Billings to:
         SESCO.........................................................    $ 20,657       $ 21,869       $38,286
         Fuel Company..................................................       5,669          3,205            --

3.   SHORT-TERM FINANCING

THE COMPANY

     The schedule below details the Company's amounts outstanding to banks for borrowings at December 31, 1995:

                                                                                        THOUSANDS OF DOLLARS
         Credit facility agreements.....................................................     $320,000
         Revolving credit facility......................................................      200,000
         Uncommitted bank lines:
             The Company................................................................       90,000
             Fuel Company...............................................................       85,000
                                                                                             --------
                Total...................................................................     $695,000
                                                                                             ========

     At December 31, 1995, the Company and TU Electric had joint lines of credit aggregating $1,000,000,000 under credit facility agreements (Agreements) with a group of commercial banks. The Agreements have two facilities, for each of which the Company pays a fee. Facility A provides for borrowings up to $300,000,000 and terminates April 26, 1996. The Company and TU Electric intend to negotiate an extension or replacement of this

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


3.   SHORT-TERM FINANCING -- (CONCLUDED)

facility. Facility B provides for borrowings up to $700,000,000 and terminates April 28, 2000. The Company's borrowings under the Agreements are limited to $600,000,000. Borrowings under the Agreements are used for working capital and other corporate purposes, including commercial paper backup.

     In November 1995, the Company entered into a Competitive Advance and Revolving Credit Facility Agreement with a group of commercial banks. This facility, for which the Company pays a fee, provides for borrowings, on a standby basis, up to $200,000,000 and terminates April 26, 1996. Borrowings under this facility are used for corporate purposes. In addition to the above, the Company and Fuel Company have separate arrangements for uncommitted lines of credit.

      During the years 1995, 1994 and 1993, the Company's average amounts outstanding to banks for borrowings were $149,806,000, $66,042,000 and $84,934,000, respectively. Weighted average interest rates to banks for borrowings during such periods were 6.33%, 4.92% and 3.84%, respectively. At December 31, 1995, the total of short-term borrowings authorized by the Board of Directors of the Company from banks or other lenders was $1,075,000,000.

     The Company intends to refinance up to $420,000,000 of its current $695,000,000 short-term borrowings from banks beyond one year of the balance sheet date of December 31, 1995. As a result, such amount has been reclassified from notes payable - banks to long-term debt on the Company's 1995 Balance Sheet. (See Note 8.)

TU ELECTRIC

     At December 31, 1995, TU Electric had $321,990,000 of commercial paper outstanding with interest rates ranging from 5.85% to 6.35%. During the years 1995, 1994 and 1993, average amounts outstanding to banks for borrowings were $11,667,000, $32,292,000 and $55,611,000, respectively and to holders of commercial paper were $340,579,000, $238,401,000 and $54,401,000, respectively.
During such periods, weighted average interest rates to banks for borrowings were 6.51%, 4.60% and 3.92%, respectively, and to holders of commercial paper were 6.10%, 4.94% and 3.72%, respectively.

4.   COMMON STOCK

THE COMPANY

     The Company issued shares of its authorized but unissued common stock as follows:

                                   AUTOMATIC DIVIDEND          EMPLOYEES' THRIFT PLAN
                                 REINVESTMENT AND COMMON          AND EMPLOYEE
          PUBLIC OFFERING        STOCK PURCHASE PLAN           STOCK OWNERSHIP PLAN              TOTAL
         ------------------      --------------------          --------------------        -----------------
YEAR     SHARES*     AMOUNT        SHARES      AMOUNT          SHARES       AMOUNT         SHARES     AMOUNT
----     -------     ------        ------      ------          ------       ------         ------     ------
1995          --           --           --             --           --             --            --            --
1994          --           --    1,364,690   $ 56,671,000      130,925    $ 5,431,000     1,495,615  $ 62,102,000
1993   1,420,316  $59,976,000    5,163,587    220,848,000      445,465     20,123,000     7,029,368   300,947,000

-------------
* Shares issued for public offering in 1993 were used in connection with the acquisition of SESCO.

     At December 31, 1995, 1,997,005 shares of the authorized but unissued common stock of the Company were reserved for issuance and sale pursuant to the above plans.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


4.   COMMON STOCK -- (CONCLUDED)

     In February 1994, the Company amended its Automatic Dividend Reinvestment and Common Stock Purchase Plan. The amendments included, among other things, the option to purchase common stock in the open market through an independent broker to meet share requirements under the plan. Since March 1994, requirements under the Automatic Dividend Reinvestment and Common Stock Purchase Plan and the Employees' Thrift Plan of the Texas Utilities Company System (Thrift Plan) have been met through open market purchases of common stock.

     In 1990, the Thrift Plan borrowed $250,000,000 in the form of a note payable from an outside lender and purchased 7,142,857 shares of common stock (LESOP Shares) from the Company in connection with the leveraged employee stock ownership provision of the Thrift Plan. LESOP Shares are held by the trustee until allocated to Thrift Plan participants when required to meet the System Companies' obligations under terms of the Thrift Plan. The Company has purchased the note from the outside lender, which has been recorded as a reduction to common stock equity. The Thrift Plan uses dividends on the LESOP Shares purchased and contributions from the System Companies, if required, to repay interest and principal on the note. Common stock equity increases at such time as LESOP Shares are allocated to participants' accounts even though shares of common stock outstanding include unallocated LESOP Shares held by the trustee. Allocations to participants' accounts in 1995, 1994 and 1993 increased common stock equity by $8,115,000, $8,115,000 and $8,114,000, respectively.

     The Company has 50,000,000 authorized shares of serial preference stock having a par value of $25 a share, none of which has been issued.

TU ELECTRIC

     TU Electric issued shares of its authorized but unissued common stock to the Company as follows:

                                                                                            NET
                         YEAR                                        SHARES               PROCEEDS
                         ----                                        ------               --------
                         1995....................................         --                     --
                         1994....................................  4,800,000           $249,600,000
                         1993....................................  3,400,000            198,900,000

     No shares of TU Electric's common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions and other rights in connection therewith.

5.   RETAINED EARNINGS

THE COMPANY AND TU ELECTRIC

     The articles of incorporation and the mortgages, as supplemented, of TU Electric and SESCO, contain provisions which, under certain conditions, restrict distributions on or acquisitions of their common stock. At December 31, 1995, $94,283,000 of retained earnings of TU Electric and $13,969,000 of retained earnings of SESCO were thus restricted as a result of such provisions.

     In 1995, TU Electric transferred approximately $433,820,000 from its common stock account to retained earnings. Such amount represented the Company's equity in undistributed earnings, since acquisition, included in previous transfers by TU Electric.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


6. PREFERRED STOCK OF TU ELECTRIC (CUMULATIVE, WITHOUT PAR VALUE, ENTITLED UPON LIQUIDATION TO $100 A SHARE; AUTHORIZED 17,000,000 SHARES)

                                                                                           REDEMPTION PRICE PER SHARE
                                                                                      (BEFORE ADDING ACCUMULATED DIVIDENDS)
                                      SHARES OUTSTANDING         AMOUNT               -------------------------------------
        DIVIDEND RATE                    DECEMBER 31,          DECEMBER 31,            DECEMBER 31,1995   EVENTUAL MINIMUM
        -------------                    ------------          ------------            ----------------   ----------------
                                       1995        1994       1995       1994
                                       ----        ----       ----       ----
                                                           THOUSANDS OF DOLLARS
NOT SUBJECT TO MANDATORY REDEMPTION
$ 4.50 series.....................      74,367     74,367   $  7,440   $  7,440             $110.00            $110.00
  4.00 series (Dallas Power)......      70,000     70,000      7,049      7,049              103.56             103.56
  4.56 series (Texas Power).......     133,628    133,628     13,371     13,371              112.00             112.00
  4.00 series (Texas Electric)....     110,000    110,000     11,000     11,000              102.00             102.00
  4.56 series (Texas Electric)....      64,947     64,947      6,560      6,560              112.00             112.00
  4.24 series.....................     100,000    100,000     10,081     10,081              103.50             103.50
  4.64 series.....................     100,000    100,000     10,016     10,016              103.25             103.25
  4.84 series.....................      70,000     70,000      7,000      7,000              101.79             101.79
  4.00 series (Texas Power).......      70,000     70,000      7,000      7,000              102.00             102.00
  4.76 series.....................     100,000    100,000     10,000     10,000              102.00             102.00
  5.08 series.....................      80,000     80,000      8,004      8,004              103.60             103.60
  4.80 series.....................     100,000    100,000     10,009     10,009              102.79             102.79
  4.44 series.....................     150,000    150,000     15,061     15,061              102.61             102.61
  7.20 series.....................     200,000    200,000     20,044     20,044              103.21             103.21
  6.84 series.....................     200,000    200,000     20,023     20,023              103.05             103.05
  7.24 series.....................     247,862    249,800     24,905     25,100              103.42             103.42
  8.20 series (a).................     338,872  1,250,000     32,704    120,637                  (b)            100.00
  7.98 series.....................     500,000    500,000     49,361     49,361                  (b)            100.00
  7.50 series (a).................     392,234  2,000,000     38,062    194,048                  (b)            100.00
  7.22 series (a).................     308,632  1,715,925     29,909    166,290                  (b)            100.00
Adjustable rate series A (c)......   1,000,000  1,000,000     98,200     98,200              100.00             100.00
Adjustable rate series B (c)......     548,561    548,561     53,896     53,896              103.00             100.00
                                     ---------  ---------   --------   --------
       Total......................   4,959,103  8,887,228   $489,695   $870,190
                                     =========  =========   ========   ========
SUBJECT TO MANDATORY REDEMPTION (D)
$  9.64 series (e)................     650,000    900,000   $ 64,950   $ 89,902                  (f)                (f)
  10.375 series...................          --    750,000         --     74,656
   9.875 series...................          --    250,000         --     24,843
   6.98 series....................   1,000,000  1,000,000     99,123     99,047                  (b)            100.00
   6.375 series...................   1,000,000  1,000,000     99,123     99,034                  (b)            100.00
                                     ---------  ---------   --------   --------
     Total........................   2,650,000  3,900,000   $263,196   $387,482
                                     =========  =========   ========   ========

--------------------
(a) The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one quarter of a share of underlying preferred stock.
(b) Preferred stock series is not redeemable at December 31, 1995.
(c) Adjustable rate series A bears a dividend rate for the period ended January 31, 1996, of $6.50 per annum and adjustable rate series B bears a dividend rate for the period ended December 31, 1995, of $7.00 per annum.
(d) TU Electric is required to redeem at a price of $100 per share plus accumulated dividends a specified minimum number of shares annually or semi-annually on the initial/next dates shown below. These redeemable shares may be called, purchased or otherwise acquired. Certain issues may not be redeemed at the option of TU Electric prior to 2003. TU Electric may annually call for redemption, at its option, an aggregate of up to twice the number of shares shown below for each series at a price of $100 per share plus accumulated dividends, except for the $9.64 series which may be redeemed in a minimum amount of 10,000 shares at any time at a price of $100 per share plus accumulated dividends plus a component at a variable price per share which is designed to maintain the expected yield at issuance:

                                         MINIMUM REDEEMABLE         INITIAL/NEXT DATE OF
                       SERIES                  SHARES               MANDATORY REDEMPTION
                       ------                  ------               --------------------
                       $ 9.64           125,000 semi-annually              5/1/96
                         6.98              50,000 annually                 7/1/03
                        6.375              50,000 annually                 10/1/03

     Preferred stock mandatory redemption requirements for the next five years are $25 million in 1996, $25 million in 1997, $15 million in 1998 and none thereafter. The carrying value of preferred stock subject to mandatory redemption is being increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in preferred stock dividends.
(e) Under certain circumstances relating to a change in federal tax law governing the dividends received deduction applicable to eligible corporations, the dividend rate of the $9.64 series may increase to a maximum of $10.74.
(f) The redemption price is calculated on the business day next preceding the settlement date at a price of $100 per share plus accumulated dividends plus a component which is designed to maintain the expected yield at issuance.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


7. TU ELECTRIC OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF TRUSTS (LIQUIDATION PREFERENCE, $25 PER UNIT)

     Three statutory business trusts, TU Electric Capital I, TU Electric Capital II and TU Electric Capital III (each a TU Electric Trust), were established in 1995 as financing subsidiaries of TU Electric for the purposes, in each case, of issuing common and preferred trust securities and holding Junior Subordinated Debentures issued by TU Electric (Debentures). The Debentures held by each TU Electric Trust are its only assets. Each TU Electric Trust will use interest payments received on the Debentures it holds to make cash distributions on the trust securities.

     The combination of the obligations of TU Electric pursuant to agreements to pay the expenses of each TU Electric Trust and TU Electric's guarantees of distributions with respect to trust securities, to the extent a TU Electric Trust has funds available therefor, constitute a full and unconditional guarantee by TU Electric of the obligations of each TU Electric Trust under the trust securities it has issued. TU Electric is the owner of all the common trust securities of each TU Electric Trust, which constitutes 3% or more of the liquidation amount of all the trust securities issued by such TU Electric Trust.

     At December 31, 1995, the following Trust Originated Preferred Securities of TU Electric Capital I and II and Quarterly Income Preferred Securities of TU Electric Capital III were outstanding:

                 COMPANY                          UNITS             AMOUNT             DESCRIPTION OF DEBENTURES
                 -------                          -----             ------             -------------------------
                                                          THOUSANDS OF DOLLARS
TU Electric Capital I. (series 8.25%).........     5,871,044          $140,880        $154,869,150 Series A, 8.25% due 9/30/30
TU Electric Capital II. (series 9.00%)........     1,991,253            47,374         $51,418,575 Series B, 9.00% due 9/30/30
TU Electric Capital III. (series 8.00%).......     8,000,000           193,222        $206,185,575 Series C, 8.00% due 12/31/35
                                                  ----------          --------
      Total.............................          15,862,297          $381,476
                                                  ==========          ========

      The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures are subject to redemption, in whole or in part at the option of TU Electric, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


8.    LONG-TERM DEBT, LESS AMOUNTS DUE CURRENTLY

                                                          THE COMPANY                        TU ELECTRIC
                                                          DECEMBER 31,                       DECEMBER 31,
                                                          ------------                       ------------
                                                        1995         1994                  1995         1994
                                                        ----         ----                  ----         ----
                                                                          THOUSANDS OF DOLLARS
First mortgage bonds:
       6-3/8%   series due 1997....................   $175,000     $175,000              $175,000     $175,000
       7-1/8%   series due 1997....................    150,000      150,000               150,000      150,000
       5-1/2%   series due 1998....................    125,000      125,000               125,000      125,000
       5-3/4%   series due 1998....................    150,000      150,000               150,000      150,000
       5-7/8%   series due 1998....................    175,000      175,000               175,000      175,000
       6-1/2%   series due 1998....................      1,080        1,095                    --           --
       7-3/8%   series due 1999....................    100,000      100,000               100,000      100,000
       Floating rate series due 1999 (a) ..........    300,000      300,000               300,000      300,000
       9-1/2%   series due 1999....................    200,000      200,000               200,000      200,000
       7-3/8%   series due 2001....................    150,000      150,000               150,000      150,000
       7.95 %   series due 2002....................        912          924                    --           --
       8    %   series due 2002....................    147,000      147,000               147,000      147,000
       8-1/8%   series due 2002....................    150,000      150,000               150,000      150,000
       6-3/4%   series due 2003....................    200,000      200,000               200,000      200,000
       6-3/4%   series due 2003....................    100,000      100,000               100,000      100,000
       6-1/4%   series due 2004....................    125,000      125,000               125,000      125,000
       8-1/4%   series due 2004....................    100,000      100,000               100,000      100,000
       6-3/4%   series due 2005....................    100,000      100,000               100,000      100,000
       10.44%   series due 2008....................    150,000      150,000               150,000      150,000
       9-7/8%   series due 2019....................         --      111,150                    --      111,150
      10-5/8%   series due 2020....................         --      250,000                    --      250,000
       9-3/4%   series due 2021....................    300,000      300,000               300,000      300,000
       8-7/8%   series due 2022....................    175,000      175,000               175,000      175,000
       9    %   series due 2022....................    100,000      100,000               100,000      100,000
       7-7/8%   series due 2023....................    300,000      300,000               300,000      300,000
       8-3/4%   series due 2023....................    200,000      200,000               200,000      200,000
       7-7/8%   series due 2024....................    225,000      225,000               225,000      225,000
       8-1/2%   series due 2024....................    175,000      175,000               175,000      175,000
       7-3/8%   series due 2025....................    300,000      300,000               300,000      300,000
       7-5/8%   series due 2025....................    250,000      250,000               250,000      250,000
    Pollution control series:
      Brazos River Authority
       8-1/4%   series due 2016....................    111,215      200,000               111,215      200,000
       7-7/8%   series due 2017....................     81,305      100,000                81,305      100,000
       9-7/8%   series due 2017....................     28,765      112,000                28,765      112,000
       9-1/4%   series due 2018....................     54,005      100,000                54,005      100,000
       8-1/4%   series due 2019....................    100,000      100,000               100,000      100,000
       8-1/8%   series due 2020....................     50,000       50,000                50,000       50,000
       7-7/8%   series due 2021....................    100,000      100,000               100,000      100,000
       Taxable  series due  2021  (b)..............     91,000      100,000                91,000      100,000
       5-1/2%   series due 2022....................     50,000       50,000                50,000       50,000
       6-5/8%   series due 2022....................     33,000       33,000                33,000       33,000
       6.70 %   series due 2022....................     16,935       16,935                16,935       16,935
       6-3/4%   series due 2022....................     50,000       50,000                50,000       50,000
       Taxable  series due  2023  (b)..............    100,000      100,000               100,000      100,000
       6.05 %   series due 2025....................     90,000       90,000                90,000       90,000
       6-1/2%   series due 2027 ...................     46,660       46,660                46,660       46,660
       6.10 %   series due 2028 ...................     50,000       50,000                50,000       50,000
       Series 1994A due 2029(c)....................     39,170       39,170                39,170       39,170
       Series 1994B due 2029(c)....................     39,170       39,170                39,170       39,170
       Series 1995A due 2030(d)....................     50,670           --                50,670           --
       Series 1995B due 2030(d)....................    118,355           --               118,355           --
       Series 1995C due 2030(d)....................    118,355           --               118,355           --
    Sabine River Authority of Texas
       9    %   series due 2007....................     51,525       55,000                51,525       55,000
       7-3/4%   series due 2016....................     57,950       70,000                57,950       70,000
       8-1/8%   series due 2020....................     40,000       40,000                40,000       40,000
       8-1/4%   series due 2020....................     11,000       11,000                11,000       11,000

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


8.   LONG-TERM DEBT, LESS AMOUNTS DUE CURRENTLY -- (CONTINUED)

                                                          THE COMPANY                        TU ELECTRIC
                                                          DECEMBER 31,                       DECEMBER 31,
                                                          ------------                       ------------
                                                        1995         1994                  1995         1994
                                                        ----         ----                  ----         ----
                                                                      THOUSANDS OF DOLLARS
   Sabine River Authority of  Texas
    5.55 %   series due 2022.......................  $   75,000   $   75,000            $   75,000   $   75,000
    6.55 %   series due 2022.......................      40,000       40,000                40,000       40,000
    5.85 %   series due 2022.......................      33,465       33,465                33,465       33,465
     Series 1995A  due 2030(d).....................      16,000           --                16,000           --
     Series 1995B  due 2030(d).....................      12,050           --                12,050           --
     Series 1995C  due 2030(d).....................      18,475           --                18,475           --
    Trinity River Authority of  Texas
        9 %  series due 2007.......................      12,000       12,000                12,000       12,000
   Secured medium-term notes, series A.............      30,000       30,000                30,000       30,000
   Secured medium-term notes, series B.............     125,000      130,000               125,000      130,000
   Secured medium-term notes, series C.............      47,000       95,000                47,000       95,000
   Secured medium-term notes, series D.............     201,150           --               201,150           --
                                                     ----------   ----------            ----------   ----------
         Total first mortgage bonds................   6,813,212    6,953,569             6,811,220    6,951,550
General obligation bonds...........................      10,000       10,000                    --           --
Promissory note and debt assumed for
     purchase of utility plant (e).................     158,595      338,963               158,595      338,963
Senior notes.......................................     639,328      657,164                    --           --
Term credit facilities (f) ........................   1,612,200           --               300,000           --
Unamortized premium and discount...................     (58,760)     (71,283)              (57,745)     (69,872)
                                                     ----------   ----------            ----------   ----------
         Total long-term debt, less amounts
                    due currently..................  $9,174,575   $7,888,413            $7,212,070   $7,220,641
                                                     ==========   ==========            ==========   ==========

--------------------
(a) Floating rate series due May 1, 1999 bears an interest rate for the period November 1, 1995 to January 31, 1996 of 6.3828%. Such interest rate is reset on a quarterly basis.
(b) Taxable pollution control series consist of two series: $91,000,000 of flexible rate series 1991D due 2021 with interest rates on December 31, 1995 ranging from 5.72% to 5.76% and $100,000,000 of flexible rate series 1993 due 2023 at 5.65% on December 31, 1995. Series 1991D bonds were remarketed on June 1, 1995 in a flexible mode for rate periods up to 180 days and are secured by an irrevocable letter of credit with maturities in excess of one year. Series 1993 bonds are in a flexible mode and, while in such mode, will be remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit with maturities in excess of one year.
(c) Series 1994A and Series 1994B due 2029 are in a flexible mode with interest rates on December 31, 1995 ranging from 3.50% to 4.00% and, while in such mode, will be remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit with maturities in excess of one year.
(d) Series 1995A, Series 1995B and Series 1995C due 2030 are in a daily mode with interest rates on December 31, 1995 ranging from 5.50% to 6.15% and are secured by an irrevocable letter of credit with maturities in excess of one year.
(e) In 1990, TU Electric purchased the ownership interest in Comanche Peak of Tex-La Electric Cooperative of Texas, Inc. (Tex-La) and assumed debt of Tex-La payable over approximately 32 years. The assumption is secured by a mortgage on the acquired interest. The Company has guaranteed these various payments.
(f) Includes TU Electric's $300,000,000 Term Credit Agreement due 1997 with interest rates on December 31, 1995 ranging from 6.050% to 6.1125%, the Company's $420,000,000 reclassified short-term debt (see Note 3) and Eastern Energy's $892,200,000 (including a notional principal amount of $535,320,000 under an interest rate swap agreement expiring 2002 with a fixed interest rate of 8.4475% per annum) Term Credit Facility due 2002 with a floating interest rate of 7.5114% on December 31, 1995.

    Long-term debt of the Company and TU Electric does not include junior subordinated debentures held by each TU Electric Trust. (See Note 7.)

    Sinking fund and maturity requirements for the years 1996 through 2000 under long-term debt instruments in effect at December 31, 1995, were as follows:

                                               THE COMPANY                              TU ELECTRIC
                                   ----------------------------------       -----------------------------------
                                   SINKING               MINIMUM CASH       SINKING                MINIMUM CASH
YEAR                                FUND      MATURITY   REQUIREMENT         FUND       MATURITY   REQUIREMENT
----                                ----      --------   -----------         ----       --------   -----------
                                                            THOUSANDS OF DOLLARS
1996.........................    $ 20,053    $ 41,000    $ 61,053          $ 2,190     $ 41,000    $ 43,190
1997.........................      20,276     635,800     656,076            2,413      635,800     638,213
1998.........................      21,216     451,065     472,281            2,645      450,000     452,645
1999.........................      73,715     630,000     703,715           17,906      630,000     647,906
2000.........................     313,075     576,150     889,225           18,199      156,150     174,349

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


8.   LONG-TERM DEBT, LESS AMOUNTS DUE CURRENTLY -- (CONCLUDED)

     TU Electric's first mortgage bonds are secured by the Mortgage and Deed of Trust dated as of December 1, 1983, as supplemented, between TU Electric and Irving Trust Company (now The Bank of New York), Trustee. SESCO's first mortgage bonds are secured by the Mortgage and Deed of Trust dated as of May 1, 1945, as supplemented, between SESCO and BankOne, Texas, NA, successor Trustee. Electric plant of TU Electric and SESCO is generally subject to the liens of their respective mortgages.

9.   FEDERAL INCOME TAXES

     The components of the Company's federal income taxes are as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------
                                                                                   1995         1994        1993
                                                                                   ----         ----        ----
                                                                                         THOUSANDS OF DOLLARS
    Charged (credited) to consolidated net income (loss):
       Current..................................................................  $222,358     $152,833    $103,466
       Deferred-- Domestic .....................................................  (259,445)     200,232     128,461
                  Foreign.......................................................      (174)          --          --
       Investment tax credits...................................................   (22,774)     (26,427)    (22,383)
                                                                                  --------     --------    --------
         Total to consolidated net income (loss)................................   (60,035)     326,638     209,544
    Charged (credited) to consolidated retained earnings........................    (6,452)      (6,733)     (6,975)
                                                                                  --------     --------    --------
           Total federal income taxes...........................................  $(66,487)    $319,905    $202,569
                                                                                  ========     ========    ========

The components of TU Electric's federal income taxes are as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------
                                                                                    1995        1994        1993
                                                                                    ----        ----        ----
                                                                                         THOUSANDS OF DOLLARS
    Charged (credited) to operating expenses:
       Current..................................................................  $260,988     $182,107    $127,169
                                                                                  --------     --------    --------
       Deferred:
         Depreciation differences and capitalized construction costs............   205,280      222,762     241,573
         Over/under-recovered fuel revenue......................................   (49,798)     (59,224)     43,436
         Alternative minimum tax................................................   (30,937)    (121,948)    (88,529)
         Other..................................................................    17,983      138,466      39,534
                                                                                  --------     --------    --------
           Total deferred - net.................................................   142,528      180,056     236,014
                                                                                  --------     --------    --------
       Investment tax credit....................................................   (21,201)     (23,698)    (19,698)
                                                                                  --------     --------    --------
              Total to operating expenses.......................................   382,315      338,465     343,485
                                                                                  --------     --------    --------
    Charged (credited) to other income:
       Current..................................................................   (59,454)     (35,474)    (30,218)
                                                                                  --------     --------    --------
       Deferred:
         Impairment of assets...................................................  (149,617)          --          --
         Regulatory disallowance................................................        --           --    (102,034)
         Other..................................................................    39,709       39,696      30,507
                                                                                  --------     --------    --------
           Total deferred - net.................................................  (109,908)      39,696     (71,527)
                                                                                  --------     --------    --------
              Total to other income.............................................  (169,362)       4,222    (101,745)
                                                                                  --------     --------    --------
                Total federal income taxes......................................  $212,953     $342,687    $241,740
                                                                                  ========     ========    ========

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


9.     FEDERAL INCOME TAXES -- (CONTINUED)

    The significant components of deferred federal income tax assets and liabilities reflected net in the balance sheets are as follows:

                                                                         THE COMPANY                TU ELECTRIC
                                                                         DECEMBER 31,               DECEMBER 31,
                                                                         ------------               ------------
                                                                       1995         1994         1995         1994
                                                                       ----         ----         ----         ----
                                                                               THOUSANDS OF DOLLARS
DEFERRED TAX ASSETS
   Current:
      Unbilled revenues............................................  $   27,323   $   27,552   $   27,323    $   27,552
      Over-recovered fuel revenue..................................      40,550           --       40,550            --
      Foreign operations...........................................       4,832           --           --            --
      Other........................................................      11,705        9,561       11,756         9,650
                                                                     ----------   ----------   ----------    ----------
          Total current deferred tax assets........................  $   84,410   $   37,113   $   79,629    $   37,202
                                                                     ==========   ==========   ==========    ==========

   Non-Current:
      Unamortized ITC..............................................  $  329,994   $  359,839   $  323,685    $  352,732
      Impairment of assets.........................................     174,003           --       71,968            --
      Regulatory disallowances.....................................     237,521      276,717      237,521       276,717
      Alternative minimum tax......................................     611,934      566,707      454,222       425,290
      Tax rate differences.........................................      83,111       89,289       82,108        88,111
      Net operating loss carryforward..............................          --       30,474           --        22,589
      Other........................................................      59,604       55,295       33,982        34,977
                                                                     ----------   ----------   ----------    ----------
          Total non-current deferred tax assets....................   1,496,167    1,378,321    1,203,486     1,200,416
                                                                     ----------   ----------   ----------    ----------

DEFERRED TAX LIABILITIES
   Non-Current:
      Depreciation differences and capitalized construction costs .   3,920,888    3,845,677    3,850,545     3,772,752
      Foreign operations...........................................         593           --           --            --
      Other........................................................     244,494      385,106      221,990       189,436
                                                                     ----------   ----------   ----------    ----------
          Total non-current deferred tax liabilities...............   4,165,975    4,230,783    4,072,535     3,962,188
                                                                     ----------   ----------   ----------    ----------
NET TOTAL NON-CURRENT DEFERRED TAX LIABILITY.......................  $2,669,808   $2,852,462   $2,869,049    $2,761,772
                                                                     ==========   ==========   ==========    ==========

      Federal income taxes were less than the amount computed by applying the federal statutory rate to pre-tax book income as follows:

                                                            THE COMPANY                       TU ELECTRIC
                                                       YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                                      -------------------------         ------------------------
                                                      1995       1994      1993         1995      1994      1993
                                                      ----       ----      ----         ----      ----      ----
                                                                           THOUSANDS OF DOLLARS
Federal income taxes at statutory rate (35%) ......  $(39,188)  $339,962   $242,703   $233,585   $350,308   $251,393
                                                     --------   --------   --------   --------   --------   --------
Increases(decreases) in federal income taxes
  resulting from:
     Allowance for funds used during construction .    (2,330)    (3,760)   (52,540)    (2,330)    (3,760)   (52,540)
     Depletion allowance...........................   (23,564)   (23,361)   (22,696)   (23,564)   (23,361)   (22,696)
     Amortization of investment tax credits .......   (23,036)   (24,213)   (22,336)   (21,463)   (21,484)   (19,698)
     LESOP dividend deduction......................    (7,700)    (7,700)    (7,675)        --         --         --
     Amortization of tax rate differences .........    (9,648)    (9,732)    (2,420)    (9,288)    (9,143)    17,316
     Reversal of prior book/tax differences:
        Regulatory disallowances...................        --         --     21,553         --         --     21,553
        Other......................................    38,974     43,157     27,811     38,630     42,899     27,454
     Foreign operations............................       283         --         --         --         --         --
     Other.........................................      (278)     5,552     18,169     (2,617)     7,228     18,958
                                                     --------   --------   --------   --------   --------   --------
        Total increase (decrease)..................   (27,299)   (20,057)   (40,134)   (20,632)    (7,621)    (9,653)
                                                     --------   --------   --------   --------   --------   --------
Total federal income taxes.........................  $(66,487)  $319,905   $202,569   $212,953   $342,687   $241,740
                                                     ========   ========   ========   ========   ========   ========
Effective tax rate.................................      59.4%      32.9%      29.2%      31.9%      34.2%      33.7%

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


9.   FEDERAL INCOME TAXES -- (CONCLUDED)

     The System Companies and TU Electric have approximately $612 million and $454 million, respectively, of alternative minimum tax credit carryforwards which are available to offset future taxes.

      As a part of its ongoing large case audit program, the Internal Revenue Service (IRS) has audited the consolidated Federal income tax returns of the System Companies for the years 1987 through 1990. During the course of the audit, the IRS proposed a number of adjustments to the returns as filed, the most significant of which relates to a proposed reclassification of certain costs incurred in connection with the construction of Comanche Peak as costs incurred to procure a nuclear operating license. The Company is unable to predict the ultimate resolution of the issues raised in the audit and therefor is unable to predict at this time the amount of any additional tax payment which may be required. While the making of additional tax payments would have an impact on the Company's cash position, the Company does not expect the outcome of the audit to have a material effect on its financial position or results of operation.

10.   RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

      The System Companies and TU Electric have defined benefit pension plans covering substantially all employees. Generally, plan benefits are based on years of accredited service and average annual earnings received during the three years of highest earnings. Contributions to the domestic plans were determined using the frozen attained age method which is one of several actuarial methods allowed by the Employee Retirement Income Security Act of 1974. The costs of the plans were determined by independent actuaries. For financial reporting purposes, pension cost has been determined using the projected unit credit actuarial method. The cumulative difference between pension cost as determined for financial reporting purposes and contributions to the plans is recorded either as prepaid pension cost or as accrued pension liability.

      Total pension cost including amounts charged to fuel cost, deferred and capitalized, were comprised of the following components:

                                                             THE COMPANY                     TU ELECTRIC
                                                       YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                      --------------------------       -------------------------
                                                      1995       1994       1993       1995      1994       1993
                                                      ----       ----       ----       ----      ----       ----
                                                                      THOUSANDS OF DOLLARS
Service cost-- benefits earned during the period ...  $ 23,515   $27,185   $23,872   $ 16,047   $18,667   $17,764
Interest cost on projected benefit obligation.......    65,675    64,142    62,017     53,684    52,907    52,695
Actual return on plan assets........................  (241,887)    5,641   (93,850)  (199,436)    4,772   (80,495)
Net amortization and deferral.......................   160,198   (72,700)   37,722    132,147   (60,560)   32,465
                                                      --------   -------   -------   --------   -------   -------
   Net periodic pension cost........................  $  7,501   $24,268   $29,761   $  2,442   $15,786   $22,429
                                                      ========   =======   =======   ========   =======   =======

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


10.  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

     The table below details the plans' funded status and amount recognized in the balance sheets:

                                                                                     THE COMPANY                TU ELECTRIC
                                                                                     DECEMBER 31,               DECEMBER 31,
                                                                                     ------------               ------------
                                                                                  1995        1994           1995        1994
                                                                                  ----        ----           ----        ----
                                                                                                THOUSANDS OF DOLLARS
Actuarial present value of accumulated benefits:
    Accumulated benefit obligation (including vested benefits for the System
     Companies of $809,869,000 for 1995 and $599,439,000 for 1994; and for TU
     Electric of $629,679,000 for 1995 and $514,418,000 for 1994)............   $  (874,345)  $(646,967)    $(676,236)  $(549,416)
                                                                                ===========   =========     =========   =========
    Projected benefit obligation for service rendered to date................   $(1,062,619)  $(782,446)    $(803,815)  $(644,205)
Plan assets at fair value-- primarily equity investments,
    government bonds and corporate bonds.....................................     1,139,688     845,881       881,014     704,510
                                                                                -----------   ---------     ---------   ---------
Plan assets in excess of projected benefit obligation........................        77,069      63,435        77,199      60,305
Unrecognized net gain from past experience different from
    that assumed and effects of changes in assumptions.......................      (180,444)   (193,802)     (168,104)   (171,535)
Prior service cost not yet recognized in net periodic pension expense .......        17,061      18,616        17,015      18,543
Unrecognized plan assets in excess of projected benefit obligation at
    application..............................................................        (6,375)     (7,042)       (3,765)     (4,203)
                                                                                -----------   ---------     ---------   ---------
    Accrued pension cost.....................................................   $   (92,689)  $(118,793)    $ (77,655)  $ (96,890)
                                                                                ===========   =========     =========   =========


     Assumptions used in determination of the projected benefit obligation for System Companies (excluding Eastern Energy) include a discount rate of 7.25% for 1995 and 8.75% for 1994 and an increase in compensation levels of 4.3% for 1995 and 4.7% for 1994. The assumed long-term rate of return on plan assets was 9.0% for 1995 and 1994 and 8.75% for 1993.

     Eastern Energy's employees participate in the Victorian Electricity Industry Superannuation Fund (Eastern Plan). The Eastern Plan meets the definition of a single-employer defined benefit pension plan and is included above in the Company's plan. The Company's net periodic pension cost and accrued pension cost for 1995 include $175,000 and $3,018,000, respectively, representing Eastern Energy's December 1995 pension costs. Assumptions for the Eastern Plan used in the determination of the projected benefit obligation include a discount rate of 7.50% for 1995 and an increase in compensation levels of 6.0% for 1995. The assumed long-term rate of return on plan assets for the Eastern Plan was 8.5% for 1995.

     In addition to the retirement plans, the System Companies, excluding Eastern Energy, offer certain health care and life insurance benefits to substantially all its employees and their eligible dependents at retirement which normally is age 65 but may be as early as age 55 with 15 years of service. Retirees currently pay a portion of the cost of providing such benefits and are expected to continue to do so in the future. In January 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires a change in the accounting for a company's obligation to provide health care and certain other benefits to its retirees from the "pay-as-you-go" method to an accrual method and requires the cost of the obligation to be recognized in the period from employment date until full eligibility for benefits.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


10.  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONCLUDED)

     Net periodic postretirement benefits cost other than pensions, including amounts charged to fuel cost, deferred and capitalized, were comprised of the following components:

                                                                        THE COMPANY                    TU ELECTRIC
                                                                  YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                                                  -----------------------       -----------------------
                                                                      1995        1994             1995        1994
                                                                      ----        ----             ----        ----
                                                                                      THOUSANDS OF DOLLARS
Service cost-- benefits earned during the period....................  $ 9,771     $11,525         $ 6,559      $ 7,669
Interest cost on the accumulated postretirement benefit obligation .   38,842      33,120          31,109       26,063
Amortization of the transition obligation...........................   16,978      16,900          13,633       13,557
Actual return on plan assets........................................   (6,096)         44          (4,520)          34
Net amortization and deferral.......................................    4,646       1,313           3,662          977
                                                                      -------     -------         -------      -------
    Net postretirement benefits cost................................  $64,141     $62,902         $50,443      $48,300
                                                                      =======     =======         =======      =======

      The table below details the funded status for other postretirement benefits and amount recognized by the System Companies (excluding Eastern Energy) and TU Electric:

                                                                 THE COMPANY                  TU ELECTRIC
                                                            YEAR ENDED DECEMBER 31,      YEAR ENDED DECEMBER 31,
                                                            -----------------------      -----------------------
                                                               1995        1994            1995         1994
                                                               ----        ----            ----         ----
                                                                            THOUSANDS OF DOLLARS
Accumulated postretirement benefit obligation (APBO):
    Retirees...............................................  $(344,045)  $(295,910)      $(296,996)   $(257,706)
    Fully eligible active employees........................    (27,779)    (16,150)        (17,241)      (9,635)
    Other active employees.................................   (193,407)   (145,766)       (133,783)    (100,332)
                                                             ---------   ---------       ---------    ---------
Total APBO.................................................   (565,231)   (457,826)       (448,020)    (367,673)
Plan assets at fair value..................................     56,786      21,577          43,969       16,453
                                                             ---------   ---------       ---------    ---------
     APBO in excess of plan assets.........................   (508,445)   (436,249)       (404,051)    (351,220)
Unrecognized net loss......................................    144,833      78,082         119,216       70,314
Unrecognized prior service cost............................        902         986              --           --
Unrecognized transition obligation.........................    288,627     305,605         231,759      245,392
                                                             ---------   ---------       ---------    ---------
    Accrued postretirement benefits cost...................  $ (74,083)  $ (51,576)      $ (53,076)   $ (35,514)
                                                             =========   =========       =========    =========

      The expected increase in costs of future benefits covered by the plan is projected using a health care cost trend rate of 5.5% in 1996 and 5.0% in 1997 and thereafter. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the APBO at December 31, 1995 by approximately $79.4 million for the System Companies and $62.9 million for TU Electric, and other postretirement benefits cost for 1995 by approximately $6.9 million for System Companies and $5.4 million for TU Electric. The assumed discount rate used to measure the APBO is 7.25% for 1995 and 8.75% for 1994.

11.SALES OF ACCOUNTS RECEIVABLE

TU ELECTRIC

     TU Electric has a facility with financial institutions whereby it is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivable representing up to an aggregate of $350,000,000. Additional receivables are continually sold to replace those collected. At December 31, 1995 and 1994, accounts receivable was reduced by $300,000,000 to reflect the sales of such receivables to financial institutions under such agreements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


12.RATE PROCEEDINGS

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

DOCKET 9300

     The PUC's final order (Order) in connection with TU Electric's January 1990 rate increase request (Docket 9300) was reviewed by the 250th Judicial District Court of Travis County, Texas and thereafter was appealed to the Court of Appeals for the Third District of Texas (Court of Appeals) and to the Supreme Court of Texas (Supreme Court). As a result of such review and appeals, an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owners' interests in Comanche Peak has been remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC will also be required to reevaluate the appropriate level of TU Electric's CWIP included in rate base in light of its financial condition at the time of the initial hearing.

     The Court of Appeals' holding that tax benefits generated by costs, including capital costs, not allowed in rates must be used to reduce rates charged to customers was reversed by the Supreme Court in a February 9, 1996 decision. The Supreme Court's ruling eliminates the potential normalization violation that two Private Letter Rulings issued by the IRS said would have resulted from the treatment that previously had been ordered by the Court of Appeals.

     TU Electric cannot predict the outcome of any possible rehearing of the Supreme Court decision or the reconsideration of this Order on remand by the PUC.

FUEL COST RECOVERY RULE

     TU Electric filed a petition with the PUC in November 1995 to refund to customers approximately $65 million, including interest, in over-collected fuel costs for the period June 1995 through September 1995. PUC approval was granted in January 1996 and refunds were included in February 1996 billings. In June 1995, TU Electric petitioned the PUC for approval of a fuel refund to customers of approximately $89 million, including interest, in over-collected fuel costs for the period June 1994 through May 1995. PUC approval was granted in August 1995 and refunds were included in September 1995 billings. These over-collections were primarily due to lower natural gas prices than previously anticipated. In August 1994, TU Electric petitioned the PUC for a recovery of approximately $93 million, including interest, in under-collected fuel costs for the period July 1993 through June 1994. The PUC approved the recovery of this amount through a surcharge to customers over a six-month period beginning in January 1995. The PUC's approval of this surcharge and a previously approved $147.5 million surcharge for fuel cost recovery for a prior period have been appealed by certain intervenors to the district courts of Travis County, Texas. In those appeals, those parties are contending that the PUC is without authority to allow a fuel cost surcharge without a hearing and resultant findings that the costs are reasonable and necessary and that the prices charged to TU Electric by supplying affiliates are no higher than the prices charged by those affiliates to others for the same item or class of items. TU Electric is vigorously defending its position in these appeals but is unable to predict their outcome.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


12.   RATE PROCEEDINGS -- (CONCLUDED)

FUEL RECONCILIATION

      On December 29, 1995, in accordance with the PUC rules, TU Electric filed a petition with the PUC seeking final reconciliation of all eligible fuel and purchased power expenses incurred during the reconciliation period of July 1, 1992 through June 30, 1995, amounting to a total of $4.7 billion. TU Electric is unable to predict the outcome of such proceeding.

      In addition, and as permitted by the PUC rules, TU Electric is also seeking an accounting order from the PUC that will allow certain costs incurred, and to be incurred, to facilitate the use of coal as a supplemental fuel at its Monticello lignite-fueled generating station (Monticello) to be treated as eligible fuel costs and billed pursuant to TU Electric's fuel cost factor. By incurring these expenses, TU Electric believes that it can significantly improve the reliability of the supply of fuel to Monticello and can, at the same time, lower the fuel expense that would be incurred in the absence of these investments.

FLEXIBLE RATE INITIATIVES

      TU Electric continues to offer flexible rates in over 160 cities with original regulatory jurisdiction within its service territory (including the cities of Dallas and Fort Worth), to existing non-residential retail and wholesale customers that have viable alternative sources of supply and would otherwise leave the system. TU Electric also continues to offer an economic development rider to attract new businesses and to encourage existing customers to expand their facilities as well as an environmental technology rider to encourage qualifying customers to convert to technologies that conserve energy or improve the environment. To date, TU Electric has contracted to serve 91 commercial, industrial and municipal flexibly-priced loads, eight economic development loads, and one environmental technology load under these rates. TU Electric will continue to pursue the expanded use of flexible rates when such rates are necessary to be price-competitive.

      As a result of recent legislation, flexible retail and wholesale pricing may be approved by the PUC at levels lower than the utility's approved rates but higher than the utility's marginal cost. In September 1995, TU Electric filed an application for such a wholesale rate with the PUC for service to two rural electric cooperatives it has served since 1963. The proposed rate includes provisions for a five-year term of service. If approved by the PUC, the proposed rate will enable TU Electric to retain a combined load of approximately 23 megawatts. The cooperatives have informed TU Electric that they will transfer their load to alternative suppliers if the proposed rate is not approved. TU Electric is actively pursuing several other opportunities through flexible pricing to enhance its ability to compete for new wholesale loads, as well as to retain existing wholesale loads.

INTEGRATED RESOURCE PLAN

      In October 1994, TU Electric filed an application for approval by the PUC of certain aspects of its Integrated Resource Plan (IRP) for the ten-year period 1995-2004. The IRP, developed as an experimental pilot project in conjunction with regulatory and customer groups, includes initiatives that address demand-side management resources, purchased power, combustion turbine resources, lignite/coal resources and renewable resources. Hearings on this application were concluded in March 1995. In August 1995, the PUC remanded the case for development of a solicitation plan and to conform the TU Electric 1995 IRP to new state legislation that requires the PUC to adopt a state-wide integrated resource planning rule by September 1, 1996. In January 1996, TU Electric filed an updated IRP with the PUC along with a proposed plan for the solicitation of resources through a competitive bidding process. The PUC's decision on the solicitation plan is expected in July 1996.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


13.   IMPAIRMENT OF ASSETS

THE COMPANY AND TU ELECTRIC

      In September 1995, the Company and TU Electric recorded the impairment of several non-performing assets in accordance with the early adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which prescribes a methodology for assessing and measuring impairments in the carrying value of certain assets.

THE COMPANY

      The total impairment of the Company's assets, including the partially completed Twin Oak and Forest Grove lignite-fueled facilities of TU Electric, and Chaco Energy Company's (Chaco's) coal reserves in New Mexico, as well as several minor assets, aggregated $802 million after tax. The Company has determined that the Twin Oak and Forest Grove lignite-fueled facilities are not necessary to satisfy TU Electric's capacity requirements as currently projected due to changes in load growth patterns and availability of alternative generation. The impairment of TU Electric's lignite-fueled facilities has been measured based on management's current expectations that these assets will either be sold or constructed outside the traditional regulated utility business. The Company has determined that the Chaco coal reserves will no longer be developed through traditional means due to ample availability of alternative fuels at favorable prices. Chaco's impairment has been measured based on a significant decrease in the market value of the coal reserves as determined by an external study performed and completed in the quarter ended September 30, 1995. The external study was precipitated by a third party inquiry regarding the possible sale of the coal reserves. A variety of options are being considered with respect to the Chaco coal reserves. (See Note 14.) The impairment of these assets involved a write-down to their estimated fair values using a valuation study based on the discounted expected future cash flows from the respective assets' use. With respect to the other assets impaired, fair values were determined based on current market values of similar assets.

TU ELECTRIC

      The total impairment of TU Electric's assets, including its partially completed Twin Oak and Forest Grove lignite-fueled facilities, as well as several minor assets, aggregated $316 million after tax. TU Electric has determined that the Twin Oak and Forest Grove lignite-fueled facilities are not necessary to satisfy its capacity requirements as currently projected due to changes in load growth patterns and availability of alternative generation. Such impairment has been measured based on management's current expectations that these assets will either be sold or constructed outside the traditional regulated utility business. The impairment of these assets involved a write-down to their estimated fair values using a valuation study based on the discounted expected future cash flows from the respective assets' use. With respect to the other assets impaired, fair values were determined based on current market values of similar assets.

14.   COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES

THE COMPANY

      The Company's construction expenditures for utility related activities, excluding AFUDC, are presently estimated at $457 million, $445 million and $448 million for 1996, 1997 and 1998, respectively. Expenditures for non-utility property are presently estimated at $60 million for 1996, $40 million for 1997 and $26 million for 1998. Expenditures for nuclear fuel are presently estimated at $55 million for 1996, $47 million for 1997 and $60 million for 1998.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


14.   COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

TU ELECTRIC

      TU Electric's construction expenditures for utility related activities, excluding AFUDC, are presently estimated at $399 million, $388 million and $389 million for 1996, 1997 and 1998, respectively. Expenditures for nuclear fuel are presently estimated at $55 million for 1996, $47 million for 1997, and $60 million for 1998.

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

OAK KNOLL AND MONUMENT DRAW CONSTRUCTION CANCELLATION

      In 1995, the Company and TU Electric announced the cancellation and abandonment of the previously planned Oak Knoll and Monument Draw generating stations which had been scheduled for service beyond the IRP's ten-year period of 1995-2004. This cancellation did not have a material effect on the Company's or TU Electric's financial position or results of operation.

CLEAN AIR ACT

TU ELECTRIC

      The federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on the sulfur dioxide emissions produced by generating units. To meet these sulfur dioxide requirements, the Clean Air Act provides for the annual allocation of sulfur dioxide emission allowances to utilities. Under the Clean Air Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances from or to other utilities. The Environmental Protection Agency grants a maximum number of allowances annually to TU Electric based on the amount of emissions from units in operation during the period 1985 through 1987. TU Electric's capital requirements have not been significantly affected by the requirements of the Clean Air Act. Although TU Electric is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact on the company. During 1995, installation of continuous emissions monitoring systems was completed at a total cost of approximately $41 million. Any additional capital costs, as well as any increased operating costs, associated with these new requirements are expected to be recoverable through rates, as similar costs have been recovered in the past.

PURCHASED POWER CONTRACTS

THE COMPANY AND TU ELECTRIC

      The System Companies have entered into purchased power contracts to purchase portions of the generating output of certain qualifying cogenerators and qualifying small power producers through the year 2005. These contracts provide for capacity payments subject to a facility meeting certain operating standards and energy payments based on the actual power taken under the contracts. The cost of these and other purchased power contracts is recovered currently through base rates, power cost and fuel recovery factors applied to customer billings. Capacity payments under these contracts for the years ended December 31, 1995, 1994 and 1993 were

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


14.   COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

$229,340,000, $236,991,000 and $251,610,000, respectively, for the Company, and
$223,910,000, $231,081,000 and $249,110,000, respectively, for TU Electric.

     Assuming operating standards are achieved, future capacity payments under the agreements are estimated as follows:

                                                                       THE COMPANY         TU ELECTRIC
                                                                       -----------         -----------
   YEARS                                                                   THOUSANDS OF DOLLARS
   -----
1996...............................................................    $  232,915          $  228,337
1997...............................................................       240,812             237,014
1998...............................................................       246,536             244,796
1999...............................................................       199,963             199,963
2000...............................................................       134,784             134,784
Thereafter.........................................................       319,895             319,895
                                                                       ----------          ----------
    Total capacity payments........................................    $1,374,905          $1,364,789
                                                                       ==========          ==========

LEASES

THE COMPANY AND TU ELECTRIC

     The System Companies have entered into operating leases covering various facilities and properties including combustion turbines, transportation, mining and data processing equipment, and office space. Lease costs charged to operation expense for the years ended December 31, 1995, 1994 and 1993 were $141,775,000, $140,370,000 and $138,184,000, respectively, for the Company, and
$60,156,000, $62,704,000 and $66,219,000, respectively, for TU Electric.

     Future minimum lease commitments under such operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995, were as follows:

                                                                             THE COMPANY          TU ELECTRIC
                                                                             -----------          -----------
     YEARS                                                                         THOUSANDS OF DOLLARS
     1996................................................................    $ 73,980             $ 29,986
     1997................................................................      67,101               30,519
     1998................................................................      54,700               29,544
     1999................................................................      49,933               30,202
     2000................................................................      50,859               30,606
     Thereafter..........................................................     650,790              511,089
                                                                             --------             --------
       Total minimum lease commitments...................................    $947,363             $661,946
                                                                             ========             ========

COOLING WATER CONTRACTS

TU ELECTRIC

      TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $34,575,000 at December 31, 1995, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2 to 7%. TU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TU Electric, for the years 1996 through 2000 as follows: $4,430,000 for 1996; $4,435,000 for 1997; $4,435,000 for 1998; $4,435,000 for 1999 and $4,419,000 for
2000. Payments made by TU Electric, net of amounts assumed by a third party under such contracts, for 1995, 1994 and

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


14.   COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

1993 were $3,628,000, $3,615,000 and $2,954,000, respectively. In addition, TU
Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $79,865,000 remaining principal amount of bonds at December 31, 1995, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality.

CHACO COAL PROPERTIES

THE COMPANY

      Chaco has a coal lease agreement for the rights to certain surface mineable coal reserves located in New Mexico. The agreement provides for minimum advance royalty payments of approximately $16 million per year through 2017, covering approximately 228 million tons of coal. The Company has entered into a surety agreement to assure the performance by Chaco with respect to this agreement. In addition, Chaco has under lease with the federal government certain coal reserves. A provision in this lease requires that substantial mining be completed by September 1997. Chaco is currently reviewing its options with regard to this provision. Because of the present ample availability of western coal at favorable prices from other mines, Chaco has delayed plans to commence mining operations, and accordingly, is reassessing its alternatives with respect to its coal properties, including seeking other purchasers thereof. (See Note 13.)

NUCLEAR INSURANCE

TU ELECTRIC

      With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident currently at $8.9 billion and requires nuclear power plant operators to provide financial protection for this amount. As required, TU Electric provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TU Electric has purchased $200 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of two major stock and mutual insurance pools, Nuclear Energy Liability Insurance Association and Mutual Atomic Energy Liability Underwriters. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP). Under the SFP, each operating licensed reactor in the United States is subject to an assessment of up to $79.275 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the United States. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax which is not included in the amounts above.

      With respect to nuclear decontamination and property damage insurance, Nuclear Regulatory Commission (NRC) regulations require that nuclear plant license-holders maintain not less than $1.06 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TU Electric maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.85 billion, above which TU Electric is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Mutual Limited (NML), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage and is provided by ANI in the amount of $1.1 billion and Nuclear Electric Insurance Limited (NEIL), another nuclear electric utility industry mutual insurance company, in the amount of $2.25 billion. TU Electric is subject to a maximum annual assessment from NML of $14 million and NEIL of $27 million in the event NML's

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


14.   COMMITMENTS AND CONTINGENCIES -- (CONCLUDED)

and/or NEIL's losses under this type of insurance for major incidents at nuclear plants participating in these programs exceed the respective mutual's accumulated funds and reinsurance.

      TU Electric maintains Extra Expense Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twenty-one weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first and $2.8 million for the second and third fifty-two week periods of each outage, respectively, after the initial twenty-one week period. The total maximum coverage is $473 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TU Electric is subject to a maximum assessment of $9 million per year.

GAS PURCHASE CONTRACTS

THE COMPANY

      Fuel Company buys gas under long-term intrastate contracts in order to assure reliable supply to its customers. Many of these contracts require minimum purchases ("take-or-pay") of gas. Based on Fuel Company's estimated gas demand, which assumes normal weather conditions, requisite gas purchases are expected to substantially satisfy purchase obligations for the year 1996 and thereafter.

NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL

TU ELECTRIC

      TU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At December 31, 1995, such reserve totaled $76,363,000 which includes an accrual of $18,179,000 for the year ended December 31, 1995. As of December 31, 1995, the market value of deposits in the external trust for decommissioning of Comanche Peak was $88,094,000. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study during 1992 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities were estimated to be $255,000,000 and $344,000,000, respectively. Decommissioning activities are projected to begin in 2030 and 2033 for Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. TU Electric is recovering such costs based upon the 1992 study through the rates placed in effect under Docket 11735 (see Note 12).

      TU Electric has a contract with the United States Department of Energy for the future disposal of spent nuclear fuel at a cost of one mill per kilowatt-hour of Comanche Peak net generation. The disposal fee is included in nuclear fuel expense.

GENERAL

THE COMPANY AND TU ELECTRIC

      In addition to the above, the Company and TU Electric are involved in various legal and administrative proceedings which, in the opinion of each, should not have a material effect upon its financial position or results of operation.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

THE COMPANY AND TU ELECTRIC

      The following information represents the Company's and TU Electric's respective estimates of the amount at which their financial instruments could be exchanged in a current transaction between willing parties, other than in a forced sale.

      The amounts reflected in the balance sheets for cash, temporary cash investments and special deposits approximate fair value due to the short maturity of such instruments. The fair values of financial instruments for which estimated fair values have not been specifically presented is not materially different than their related book value.

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

      TU Electric has agreed, in effect, to guarantee the principal and interest on bonds used to finance the reservoirs from which TU Electric uses cooling water for certain generating units. TU Electric is also the guarantor for the principal amount of certain bonds issued for similar purposes which were assigned to a municipality. The outstanding principal at December 31, 1995 and 1994 of the bonds for which TU Electric is contingently liable is approximately $114,000,000 and $121,000,000, respectively. The fair value of the bonds, approximately $121,000,000 and $115,000,000 for December 31, 1995 and 1994,
respectively, is based on the present value of the instruments' approximate cash flows discounted at the year-end risk free rate for issues of comparable maturities adjusted for credit risk.

THE COMPANY

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

The estimated fair value of the System Companies' significant financial instruments are as follows:

                                                            DECEMBER 31, 1995               DECEMBER 31, 1994
                                                            -----------------               -----------------
                                                           CARRYING     FAIR                CARRYING      FAIR
                                                            AMOUNT      VALUE                AMOUNT       VALUE
                                                            ------      -----                ------       -----
                                                                            THOUSANDS OF DOLLARS
Long-term debt.......................................     $9,174,575  $9,875,881            $7,888,413  $7,688,189
TU Electric obligated, mandatorily redeemable,
   preferred securities of trusts....................        381,476     405,729                    --          --
Preferred stock subject to mandatory redemption......        263,196     280,106               387,482     377,621
LESOP note receivable................................        250,000     280,713               250,000     235,392
Other investments....................................        118,526     134,949                77,443      77,522

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


15.  FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONCLUDED)

TU ELECTRIC

     The estimated fair value of TU Electric's significant financial instruments are as follows:

                                                           DECEMBER 31, 1995              DECEMBER 31, 1994
                                                           -----------------              -----------------
                                                          CARRYING      FAIR              CARRYING      FAIR
                                                           AMOUNT      VALUE               AMOUNT      VALUE
                                                           ------      -----               ------      -----
                                                                         THOUSANDS OF DOLLARS
Long-term debt.......................................     $7,212,070  $7,836,861           $7,220,641  $7,030,321
TU Electric obligated, mandatorily redeemable,
    preferred securities of trusts...................        381,476     405,729                   --          --
Preferred stock subject to mandatory redemption......        263,196     280,106              387,482     377,621
Other investments....................................        103,888     118,415               66,702      66,798


16.  SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

THE COMPANY AND TU ELECTRIC

     In the opinion of the Company and TU Electric, respectively, the information below includes all adjustments (constituting only normal recurring accruals) necessary to a fair statement of such amounts. Quarterly results are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including rate changes, variations in maintenance and other operating expense patterns, the impact of the change in AFUDC accruals (see Note 1) and the charges for regulatory disallowances. Certain quarterly information has been reclassified to conform to the current year presentation. For additional information regarding the charges for regulatory disallowances, see Note 12.

THE COMPANY

                                                                                                 EARNINGS PER
                                                                            CONSOLIDATED           SHARE OF
                           OPERATING REVENUES       OPERATING INCOME         NET INCOME          COMMON STOCK*
                           ------------------       ----------------         ----------          -------------
QUARTER ENDED              1995         1994        1995       1994         1995       1994       1995    1994
-------------              ----         ----        ----       ----         ----       ----       ----    ----
                                      THOUSANDS OF DOLLARS (EXCEPT PER SHARE AMOUNTS)
March 31.................  $1,244,265  $1,304,098  $  311,344  $  313,071  $  75,411   $ 66,746  $0.33   $0.30
June 30..................   1,353,998   1,436,738     422,305     427,120    148,432    146,227   0.66    0.65
September 30.............   1,775,669   1,702,019     742,699     652,033   (441,716)   294,250  (1.96)   1.30
December 31..............   1,264,756   1,220,688     311,279     256,332     79,228     35,576   0.35    0.16
                           ----------  ----------  ----------  ----------  ---------   --------
                           $5,638,688  $5,663,543  $1,787,627  $1,648,556  $(138,645)  $542,799
                           ==========  ==========  ==========  ==========  =========   ========

* The sum of the quarters may not equal annual earnings per share due to rounding.

TU ELECTRIC

                                                                                 CONSOLIDATED
                           OPERATING REVENUES          OPERATING INCOME           NET INCOME
                           ------------------          ----------------           ----------
QUARTER ENDED               1995         1994           1995        1994        1995       1994
-------------               ----         ----           ----        ----        ----       ----
                                                      THOUSANDS OF DOLLARS
March 31.................  $1,233,772  $1,290,615     $  255,391  $  262,118   $101,758  $ 98,761
June 30..................   1,341,245   1,417,175        328,621     335,583    174,219   174,352
September 30.............   1,761,378   1,687,405        534,167     478,538     68,172   321,146
December 31..............   1,224,067   1,217,980        252,187     216,198    110,283    63,933
                           ----------  ----------     ----------  ----------   --------  --------
                           $5,560,462  $5,613,175     $1,370,366  $1,292,437   $454,432  $658,192
                           ==========  ==========     ==========  ==========   ========  ========

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

     The management of the Company has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent certified public accountants concerning the Company's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 1995, the Company's system of internal control was adequate to accomplish the objectives discussed herein.

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


                                                 /s/  J. S. FARRINGTON
                                                 -------------------------------
                                         J. S. Farrington, Chairman of the Board

                                                 /s/  ERLE NYE
                                                 -------------------------------
                                         Erle Nye, President and Chief Executive

                                                 /s/ PETER B. TINKHAM
                                                 -------------------------------
                                       Peter B. Tinkham, Treasurer and Assistant
                                       Secretary and Principal Financial Officer

                                                 /s/ CATHRYN C. HULEN
                                                 -------------------------------
                                             Cathryn C. Hulen, Controller
                                           and Principal Accounting Officer

                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES

                           STATEMENT OF RESPONSIBILITY

      The management of Texas Utilities Electric Company is responsible for the preparation, integrity and objectivity of the financial statements of TU Electric and its subsidiaries and other information included in this report. The financial statements have been prepared in conformity with generally accepted accounting principles. As appropriate, the statements include amounts based on informed estimates and judgments of management.

      The management of TU Electric has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent certified public accountants concerning TU Electric's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 1995, TU Electric's system of internal control was adequate to accomplish the objectives discussed herein.

      The independent certified public accounting firm of Deloitte & Touche LLP is engaged to audit, in accordance with generally accepted auditing standards, the financial statements of TU Electric and to issue their report thereon.


                                                 /s/  ERLE NYE
                                                 -------------------------------
                                          Erle Nye, Chairman of the Board
                                                and Chief Executive

                                                 /s/ ROBERT S. SHAPARD
                                                 -------------------------------
                                      Robert S. Shapard, Treasurer and Assistant
                                      Secretary and Principal Financial Officer

                                                 /s/ CATHRYN C. HULEN
                                                 -------------------------------
                                             Cathryn C. Hulen, Controller
                                           and Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Texas Utilities Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Texas Utilities Company and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, in 1995, the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.



DELOITTE & TOUCHE LLP

Dallas, Texas
February 29, 1996

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Texas Utilities Electric Company and subsidiaries (TU Electric) as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in Item 14.(a)4. These financial statements and the financial statement schedule are the responsibility of TU Electric's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TU Electric at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, in 1995, TU Electric changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.



DELOITTE & TOUCHE LLP

Dallas, Texas
February 29, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

THE COMPANY AND TU ELECTRIC
    None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF EACH REGISTRANT

THE COMPANY

     Information with respect to this item is found under the heading Election of Directors in the definitive proxy statement to be filed by the Company with the Commission on or about April 1, 1996.

TU ELECTRIC

     Identification of directors, business experience and other directorships:


                                 OTHER POSITIONS AND OFFICES                            PRESENT PRINCIPAL OCCUPATION
                                   PRESENTLY HELD WITH TU                                OR EMPLOYMENT AND PRINCIPAL
                               ELECTRIC (CURRENT TERM EXPIRES   DATE FIRST ELECTED      BUSINESS (PRECEDING 5 YRS.),
NAME OF DIRECTOR         AGE            MAY 19, 1996)              AS DIRECTOR               OTHER DIRECTORSHIPS
----------------         ---   ------------------------------   ------------------      ----------------------------
T. L. Baker              50      President, Electric Service   February 20, 1987     Executive Vice President of TU
                                          Division                                     Electric; prior thereto, Senior Vice
                                                                                       President of TU Electric.

J. S. Farrington         61                 None               September 17, 1982    Chairman of the Board and prior
                                                                                       thereto, Chief Executive of the
                                                                                       Company, other directorships: the
                                                                                       Company.

H. Jarrell Gibbs         58               President            May 24, 1989          Vice President and Principal Financial
                                                                                       Officer of the Company and President
                                                                                       of TU Services; and prior thereto,
                                                                                       Executive Vice President of TU
                                                                                       Electric; prior thereto, Executive Vice
                                                                                       President of Texas Electric Service
                                                                                       Division; prior thereto, Vice President
                                                                                       of TU Electric.

Michael J. McNally       41        President, Transmission     February 16, 1996     Executive Vice President of TU Electric;
                                          Division                                     prior thereto, Principal of Enron
                                                                                       Development Corporation and prior
                                                                                       thereto, Managing Director of Industrial
                                                                                       Services (Enron Capital and Trade
                                                                                       Resources); President of Houston Pipe
                                                                                       Line; President of Enron Gas Liquids,
                                                                                       Inc. Vice President of Marketing for
                                                                                       Houston Pipe Line Company.

Erle Nye                 58             Chairman and           September 17, 1982    President and Chief Executive of the
                                       Chief Executive                                 Company; other directorships: the
                                                                                       Company.

W. M. Taylor             53         President, Generation      May 20, 1986          Executive Vice President of TU
                                           Division                                    Electric; prior thereto, President of
                                                                                       Dallas Power Division.

E. L. Watson             61             Vice Chairman          February 20, 1987     Executive Vice President of TU
                                                                                       Electric; prior thereto, Senior Vice
                                                                                       President of TU Electric.

    Directors of TU Electric receive no compensation in their capacity as directors of TU Electric.

    Identification of executive officers and business experience:

                                     POSITIONS AND OFFICES
                                     PRESENTLY HELD (CURRENT
                                   TERM EXPIRES MAY 19, 1996)   DATE FIRST ELECTED          BUSINESS EXPERIENCE
NAME OF OFFICER            AGE     --------------------------   TO PRESENT OFFICES         (PRECEDING FIVE YEARS)
---------------            ---                                  ------------------         ----------------------
Erle Nye                   58             Chairman and          February 20, 1987    Same and President and Chief
                                        Chief Executive                                Executive of the Company.

H. Jarrell Gibbs           58              President            February 16, 1996    Vice President and Principal
                                                                                       Financial Officer of the Company and
                                                                                       President of TU Services; and prior
                                                                                       thereto, Executive Vice President of
                                                                                       TU Electric; prior thereto, Executive
                                                                                       Vice President of Texas Electric
                                                                                       Service Division; prior thereto, Vice
                                                                                       President of TU Electric.

T. L. Baker                50      President, Electric Service  February 16, 1996    Executive Vice President of TU
                                            Division                                   Electric; prior thereto, Senior Vice
                                                                                       President of TU Electric.


Michael J. McNally         41       President, Transmission     February 16, 1996    Executive Vice President of TU
                                            Division                                   Electric; prior thereto, Principal of
                                                                                       Enron Development Corporation and prior
                                                                                       thereto, Managing Director of Industrial
                                                                                       Services (Enron Capital and Trade
                                                                                       Resources); President of Houston Pipe
                                                                                       Line; President of Enron Gas Liquids,
                                                                                       Inc.; and Vice President of Marketing
                                                                                       for Houston Pipe Line Company.

W. M. Taylor               53     President, Generation         February 16, 1996    Executive Vice President of TU
                                         Division                                      Electric; prior thereto, President of
                                                                                       Dallas Power Division.

E. L. Watson               61            Vice Chairman          November 1, 1992     Executive Vice President of TU
                                                                                      Electric; prior thereto, Senior Vice
                                                                                      President of TU Electric.

  There is no family relationship between any of the above named executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

THE COMPANY

         Information with respect to this item is found under the heading Executive Compensation of the Company in the definitive proxy statement to be filed by the Company with the Commission on or about April 1, 1996.

TU ELECTRIC

          TU Electric and its affiliates have paid or awarded compensation during the last three calendar years to the following executive officers for services in all capacities:

                                            SUMMARY COMPENSATION TABLE

                                             Annual Compensation                  Long Term Compensation (3)
                                 ------------------------------------------       --------------------------
                                                                                   Awards         Payouts
                                                                                  --------        -------

      Name and                                                 Other Annual      Restricted                   All Other
      Principal                                                Compensation         Stock           LTIP      Compensa-
      Position         Year     Salary ($)     Bonus($)(2)          ($)          Awards ($)      Payouts ($)  tion ($)  (4)
      --------         ----     ----------     -----------      -----------      ----------      -----------  -------------
Erle Nye,              1995     679,167         140,000             --            266,000         25,602         87,810
Chairman of the        1994     618,750               0             --            217,000              0         67,275
Board and Chief        1993     554,167         100,000             --            203,500         61,938         63,907
Executive of
TU Electric (1)

H. Jarrell Gibbs,      1995     282,917          67,200             --            120,300          9,102         38,702
President of           1994     245,167          40,000             --             97,880              0         29,017
TU Electric            1993     203,083          45,000             --             58,880         15,989         25,070

W. M. Taylor,          1995     282,917          64,700             --            117,800         10,809         38,278
President, Generation  1994     249,333          40,000             --             97,880              0         30,333
Division -             1993     217,250          65,000             --             60,680         28,815         21,296
TU Electric

T. L. Baker,           1995     261,667          44,900             --             93,500         11,947         34,465
President, Electric    1994     245,833          25,000             --             80,000              0         28,183
Service Division -     1993     237,083          25,000             --             58,200         29,720         26,042
TU Electric

E. L. Watson,          1995     243,000          51,380             --             95,120         11,606         35,746
Vice Chairman - TU     1994     238,417          25,000             --             68,740              0         29,242
Electric               1993     227,000          27,000             --             56,760         29,682         28,944


(1) Amounts reported in the table for Mr. Nye consist entirely of compensation paid by the Company.

(2)               Amounts reported as Bonus in the Summary Compensation
         Table are attributable, beginning in 1995, to the named officer's participation in the Annual Incentive Plan (AIP). Officers of the Company and its subsidiaries with a title of Vice President or above are eligible to participate in the AIP. Under the terms of the AIP, target incentive awards ranging from 35% to 50% of base salary, and a maximum award of 100% of base salary, are established. The percentage of the target or the maximum actually awarded, if any, is dependent upon the attainment of per share net income goals established in advance by the Organization and Compensation Committee (Committee) as well as the Committee's evaluation of the participants' and the Company's performance. One-half of each such award is paid in cash and is reflected as Bonus in the Summary Compensation Table. Payment of the remainder of the award is deferred under the Deferred and Incentive Compensation Plan (DICP) discussed below.

(3) Amounts reported as Long-Term Compensation are attributable to the named officer's participation in the DICP. Officers of the Company and its subsidiaries with the title of Vice President or above are eligible to participate in the DICP. Participants in the DICP may defer a percentage of their base salary not to exceed a maximum percentage determined by the Committee for each Plan year and in any event not to exceed 15% of the participant's base salary. The Company makes a matching award (Matching Award) equal to 150% of the participant's deferred salary. In addition, the deferred portion of any AIP award (Incentive Award) is invested under the DICP. The Matching Awards and Incentive Awards are subject to forfeiture under certain circumstances. Under the DICP, a trustee purchases Company common stock with an amount of cash equal to each participant's deferred salary, Matching Award and Incentive Award and accounts are established for each participant containing performance units (Units) equal to such number of common shares. DICP investments, including reinvested dividends, are restricted to Company common stock. On the expiration of the applicable maturity period (three years for the Incentive Awards and five years for deferred salary and Matching Awards) the values of the participant's accounts are paid in cash based upon the then current value of the Units; provided, however, that in no event will a participant's account be deemed to have a cash value which is less than the sum of such participant's deferred salary together with a 6% per annum (compounded annually) interest equivalent thereon. The maturity period is waived if the participant dies or becomes totally and permanently disabled and may be extended under certain circumstances.

                  Salary deferred under the DICP is included in amounts reported as Salary in the Summary Compensation Table. Amounts shown in the table below represent the number of shares purchased under the DICP with such deferred salaries for 1995:

                      LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

                                                                    PERFORMANCE
                                                                      OR OTHER
                                                 NUMBER OF          PERIOD UNTIL
                                             SHARES, UNITS OR        MATURATION
         NAME                                OTHER RIGHTS (#)         OR PAYOUT
         ----                                ----------------      ------------
         Erle Nye                                 2,447               5 Years
         H. Jarrell Gibbs                         1,031               5 Years
         W. M. Taylor                             1,031               5 Years
         T. L. Baker                                944               5 Years
         E. L. Watson                               849               5 Years

                  Incentive Awards and Matching Awards that have been made under the DICP are included under Restricted Stock Awards in the Summary Compensation Table. As a result of these awards, undistributed Incentive Awards and Matching Awards made under the Plan in prior years, and dividends reinvested thereon, at December 31, 1995 the number and market value of Units (each of which is equal to one share of common stock) held in the DICP accounts for Messrs. Nye, Gibbs, Taylor, Baker and Watson were 24,006 ($984,260), 9,662 ($396,149),
         9,752 ($399,861), 8,500 ($348,509) and 8,039 ($329,603), respectively.

                  Amounts reported as LTIP Payouts in the Summary Compensation Table represent payouts maturing during such years of earnings on salary deferred under the DICP in prior years.

(4) Amounts reported as All Other Compensation are attributable to the named officer's participation in certain plans described hereinafter in this footnote:

                  Under the Employees' Thrift Plan of the Texas Utilities Company System (Thrift Plan) all employees with at least six months of eligible service with the Company or any of its subsidiaries may invest up to 16% of their regular salary or wages in common stock of the Company, or in a variety of selected mutual funds. Under the Thrift Plan, the Company matches a portion of an employee's savings in an amount equal to 40%, 50% or 60% (depending on the employee's length of service) of the first 6% of such employee's savings. All matching amounts are invested in common stock of the Company. The amounts reported under All Other Compensation in the Summary Compensation
         Table includes these matching amounts which, for Messrs. Nye, Gibbs, Taylor, Baker and Watson totaled $5,400, $4,500, $5,400, $3,686 and $5,400, respectively, during 1995.

                  The Company has a Salary Deferral Program (Program) under which each employee of the Company and its subsidiaries whose annual salary is $80,000 ($89,510 for the Program Year beginning April 1995) or more may elect to defer a percentage of annual salary for a period of seven years, a period ending with the retirement of such employee, or for a combination thereof. Such deferrals may not exceed in the aggregate 10% of such annual salary. Salary deferred under the program is included in amounts reported under Salary in the Summary Compensation Table. The Company makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of the deferred salary. A trustee will distribute at the end of the applicable maturity period cash equal to the greater of the actual earnings of Program assets, or the average yield during the applicable maturity period of U.S. Treasury Notes with a maturity of ten years. The distribution of the amounts due under the Program will be in a lump sum if the maturity period is seven years or, if the retirement option is elected, in twenty annual installments. The Company is financing the retirement portion of the Program through the purchase of corporate-owned life insurance on the lives of the participants. The proceeds from such insurance are expected to allow the Company to fully recover the cost of the retirement option. During 1995, matching awards, which are included under All Other Compensation in the Summary Compensation Table, were made for Messrs. Nye, Gibbs, Taylor, Baker and Watson in the amount of $67,917, $28,292, $28,292, $26,167 and $24,300, respectively.

                  Under the Split-Dollar Life Insurance Program (Insurance Program) of the Texas Utilities Company System, split-dollar life insurance policies are purchased for officers of the Company and its subsidiaries with a title of Vice President or above, with a death benefit equal to four times their annual compensation. The Company pays the premiums for these policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments. Although the Insurance Program is terminable at any time, it is designed so that if it is continued, the Company will fully recover all of the insurance premium payments it has made either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of fifteen years of participation or the participant's attainment of age sixty-five. During 1995, the economic benefit derived by Messrs. Nye, Gibbs, Taylor, Baker and Watson from the term insurance coverage provided and the foregone interest on the remainder of the insurance premiums paid by the Company amounted to $14,493, $5,910, $4,586, $4,612 and $6,046.

                                                  PENSION PLAN TABLE

                                                    YEARS OF SERVICE
        ---------------------------------------------------------------------------------------
        Remuneration            20               25                30          35         40
        ------------            --               --                --          --         --
         $  100,000          $ 29,688          $ 37,110         $ 44,532    $ 51,954   $ 59,376

            200,000            59,688            74,610           89,532     104,454    119,376

            400,000           119,688           149,610          179,532     209,454    239,376

            800,000           239,688           299,610          359,532     419,454    479,376

          1,000,000           299,688           374,610          449,532     524,454    599,376

          1,400,000           419,688           524,610          629,532     734,454    839,376

         The Company and its subsidiaries maintain retirement plans (Plans) which are qualified under applicable provisions of the Internal Revenue Code of 1986, as amended (Code). Annual retirement benefits are computed as follows: for each year of accredited service up to a total of 40 years of service, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800 of the participant's average annual earnings during his or her three years of highest earnings. Amounts reported under Salary for the named officers in the Summary Compensation Table approximate earnings as defined by the Plans. Benefits paid under the Plans are not subject to any reduction for Social Security payments but are limited by provisions of the Code. The Company maintains a Supplemental Retirement Plan (Supplemental Plan) which provides for the payment of retirement benefits which would otherwise be limited by the Code or by the definition of earnings in the Plans. Under the Supplemental Plan, retirement benefits are calculated in accordance with the same formula used under the Plans, except that earnings also include AIP awards. One-half of the AIP award is reported under Bonus for the named officers in the Summary Compensation Table. As of February 29, 1996, years of accredited service under the plans for Messrs. Nye, Gibbs, Taylor, Baker and Watson were 33, 33, 28, 25 and 36, respectively. The above table illustrates the total annual benefit payable at retirement under the Plans and Supplemental Plan prior to any reduction for a contingent beneficiary option which may be selected by the participant.

         The following report and performance graph are presented herein for informational purposes only. This information is not required to be included herein and shall not be deemed to form a part of this report or be "filed" with the Securities and Exchange Commission. The report set forth hereinafter is the report of the Organization and Compensation Committee of the Board of Directors of the Company and is illustrative of the methodology utilized in establishing the compensation of executive officers of the Company and TU Electric.

                 ORGANIZATION AND COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

         The Organization and Compensation Committee of the Board of Directors is responsible for reviewing and establishing the compensation of the executive officers of the Company. The Committee consists of all of the nonemployee directors of the Company and is chaired by James A. Middleton. The Committee has directed the preparation of this report and has approved its contents and submission to the shareholders.

         As a matter of policy, the Committee believes that levels of executive compensation should be based upon an evaluation of the performance of the Company and its officers generally, as well as in comparison to persons with comparable responsibilities in similar business enterprises. Compensation plans should align executive compensation with returns to shareholders with due consideration accorded to balancing both long-term and short-term objectives. The Committee has determined that, as a matter of policy to be implemented over time, the base salaries of the officers will be established at the median, or 50th percentile, of the top ten electric utilities and that opportunities for total direct compensation to reach the 75th percentile, or above, of such utilities will be provided through performance-based compensation plans. Such compensation principles and practices have allowed, and should continue to allow, the Company to attract, retain and motivate its key executives.

         As previously reported, a nationally recognized compensation consultant was retained, in late 1994, to conduct a comprehensive review of the compensation and benefits provided by the Company to its officers. The consultant's report included recommended revisions to the Company's compensation and benefits program principally so as to place a greater emphasis on performance-based incentive compensation and to provide, thereby, for an appropriate and competitive balance between base salaries, annual incentives and long-term incentives. The consultant's recommendations, including the Annual Incentive Plan (referred to as the AIP and described in footnote 2 to the Summary Compensation Table) as well as improvements in life insurance coverage and retirement benefits, have generally been implemented.

         The compensation of the officers of the Company consists principally of base salaries, the opportunity to participate in the Deferred and Incentive Compensation Plan (referred to as the DICP and described in footnote 3 to the Summary Compensation Table) and the opportunity to earn an incentive award under the AIP. Benefits provided under the DICP and the AIP represent a substantial portion of officers' compensation; and the value of future payments under the DICP, as well as the value of the deferred portion of any award under the AIP, is directly related to the future performance of the Company's common stock. It is anticipated that performance-based incentive awards under the AIP will, in future years, constitute an increasing percentage of officers' total compensation.

         The AIP, as approved by shareholders at the annual meeting in May 1995, is administered by the Committee and provides an objective framework within which Company and individual performance can be evaluated by the Committee. Depending on the results of such performance evaluations, and the attainment of the per share net income goals established in advance, the Committee may provide annual incentive compensation awards to eligible officers. The evaluation of each individual participant's performance is based upon the attainment of individual and business unit objectives. The Company's performance is evaluated, compared to the ten largest electric utilities and/or the electric utility industry, based upon its total return to shareholders and return on invested capital as well as other measures relating to competitiveness, service quality and employee safety. The combination of individual and Company performance results, together with the Committee's evaluation of the competitive level of compensation which is appropriate for such results, determines the amount, if any, actually awarded.

         In establishing levels of executive compensation at its May 1995 meeting, the Committee reviewed various performance and compensation data including the performance measures under the AIP and the report of its compensation consultant. Information was also gathered from industry sources and other published and private materials which provided a basis for comparing the largest electric and gas utilities and other survey groups representing a large variety of business organizations. Included in the data considered was that, in 1994, TU Electric, the Company's principal subsidiary, was the largest electric utility in the United States as measured by megawatt hour sales and, compared to other electric utilities in the United States, was sixth in electric revenues, sixth in total assets, third in net generating capability, ninth in number of customers and fifteenth in number of employees. This information provided a basis for comparing the Company with the largest electric and gas utilities, including companies generally comparable in size represented in the Moody's 24 utilities whose comparative investment return is depicted in the graph herein. Compensation amounts were established by the Committee based upon its subjective evaluation of Company and individual performance at levels consistent with the Committee's policy relating to total direct compensation.

         In May 1995, Mr. J.S. Farrington, formerly Chairman of the Board and Chief Executive, was elected Chairman of the Board and Mr. Nye, formerly President, was elected President and Chief Executive. In connection with this change, Mr. Farrington's compensation was provided for pursuant to a management transition agreement described in Footnote 4 [to the Summary Compensation Table set forth in the Company's 1996 proxy statement]. Based upon the Committee's subjective evaluation of the information described herein, the Committee also provided Mr. Farrington with an AIP award of $330,000 compared to the prior year's incentive award under the DICP of $125,000. The Committee established Mr. Nye's base salary as Chief Executive at the annual rate of $700,000, representing a $50,000, or 7.7%, increase over the amount established for Mr. Nye in May 1994. The Committee also provided Mr. Nye with an AIP award of $280,000 compared to the prior year's incentive award under the DICP of $100,000. This amount of compensation was established in recognition of Mr. Nye's election as Chief Executive and was based upon the Committee's subjective evaluation of the information described herein.

         In discharging its responsibilities with respect to establishing executive compensation, the Committee normally considers such matters at its May meeting held in conjunction with the Annual Meeting of Shareholders. Although Company management may be present during Committee discussions of officers' compensation, Committee decisions with respect to the compensation of the President and Chief Executive and the Chairman of the Board are reached in private session without the presence of any member of Company management.

         Section 162(m) of the Code limits the deductibility of compensation which a publicly traded corporation provides to its most highly compensated officers. As a general policy, the Company does not intend to provide compensation which is not deductible for federal income tax purposes. Awards under the AIP in 1996 and subsequent years are expected to be fully deductible, and the DICP and the Salary Deferral Program have been amended to require the deferral of distributions of amounts earned in 1995 and subsequent years until the time when such amounts would be deductible. Awards provided under the AIP in 1995 and distributions under the DICP and the Salary Deferral Program which were earned in plan years prior to 1995, may not be fully deductible but such amounts are not expected to be material.

         Shareholder comments to the Committee are welcomed and should be addressed to the Corporate Secretary of the Company at the Company's offices.


                     Organization and Compensation Committee

         James A. Middleton, Chair                         Kerney Laday
         Jack W. Evans                                     Margaret N. Maxey
         Bayard H. Friedman                                Charles R. Perry
         William M. Griffin                                Herbert H. Richardson

ITEM 11. EXECUTIVE COMPENSATION -- (CONCLUDED)

                                PERFORMANCE GRAPH

         The following graph compares the performance of the Company's common stock to the S&P 500 Index and to the Moody's 24 Utilities for the last five years. The graph assumes the investment of $100 at December 31, 1990 and that all dividends were reinvested. The amount of the investment at the end of each year is shown in the graph and in the table which follows.

                            1990   1991   1992   1993   1994   1995
Texas Utilities              100    123    135    147    119    166
S&P 500 Index                100    131    140    154    156    216
Moody's 24 Utilities         100    129    135    149    126    166

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

THE COMPANY

    Information with respect to this item is found under the heading Beneficial Ownership of Common Stock of the Company in the definitive proxy statement to be filed by the Company with the Commission on or about April 1, 1996. Additional information with respect to Executive Officers of the Registrant is found at the end of Part I.

TU ELECTRIC

    Security ownership of certain beneficial owners at February 29, 1996:


                                                             AMOUNT AND NATURE
                                NAME AND ADDRESS              OF BENEFICIAL
        TITLE OF CLASS          OF BENEFICIAL OWNER              OWNERSHIP         PERCENT OF CLASS
        --------------          -------------------              ---------         ----------------
    Common Stock,             Texas Utilities Company        156,800,000 shares         100.0%
    without par value,    Energy Plaza, 1601 Bryan Street      sole voting and
    of TU Electric              Dallas, Texas 75201           investment power

   Security ownership of management at February 29 ,1996:

   The following lists the common stock of the Company owned by the Directors and Executive Officers of TU Electric. The named individuals have sole voting and investment power for the shares of common stock reported. Ownership of such common stock constituted less than 1% of the outstanding shares for each individual. None of the named individuals own any of the preferred stock of TU Electric.

                                                      NUMBER OF SHARES
                         NAME                         OF COMMON STOCK
                         ----                         ---------------
                      T. L. Baker                           2,749
                      J. S. Farrington                     18,575
                      H. Jarrell Gibbs                      6,254
                      Michael J. McNally                    5,250
                      Erle Nye                             19,053
                      W. M. Taylor                          7,807
                      E. L. Watson                          7,698
                      All Directors and Executive
                      Officers as a group (7)              67,386

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE COMPANY

    Information with respect to this item is found under the heading Beneficial Ownership of Common Stock of the Company in the definitive proxy statement to be filed by the Company with the Commission on or about April 1, 1996. Additional information with respect to Executive Officers of the Registrant is found at the end of Part I.

TU ELECTRIC

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                        Page
                                                                                                        ----
(a)     Documents filed as part of this Report:

THE COMPANY

              1.  Financial Statements (included in Item 8, Financial Statements and Supplementary Data):
                        Statements of Consolidated Income for each of the three years in the
                           period ended December 31, 1995.............................................   28
                        Statements of Consolidated Retained Earnings for each of the three
                           years in the period ended December 31, 1995................................   28
                        Statements of Consolidated Cash Flows for each of the three years in
                           the period ended December 31, 1995.........................................   29
                        Consolidated Balance Sheets, December 31, 1995 and 1994.......................   30
                        Notes to Consolidated Financial Statements....................................   36
                        Statement of Responsibility...................................................   61
                        Independent Auditors' Report..................................................   63

              2.  Financial Statement Schedule -
                     For each of the three years in the period ended December 31, 1995:
                        Schedule II-Valuation and Qualifying Accounts.................................   80

TU ELECTRIC

              3.  Financial Statements (included in Item 8, Financial Statements and Supplementary Data):
                        Statements of Consolidated Income for each of the three years in the
                           period ended December 31, 1995.............................................   32
                        Statements of Consolidated Retained Earnings for each of the three
                           years in the period ended December 31, 1995................................   32
                        Statements of Consolidated Cash Flows for each of the three years in
                           the period ended December 31, 1995.........................................   33
                        Consolidated Balance Sheets, December 31, 1995 and 1994.......................   34
                        Notes to Consolidated Financial Statements....................................   36
                        Statement of Responsibility...................................................   62
                        Independent Auditors' Report..................................................   64

              4.  Financial Statement Schedule -
                     For each of the three years in the period ended December 31, 1995:
                        Schedule II-Valuation and Qualifying Accounts.................................   80

        All other financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -- (CONTINUED)

(b)    Reports on Form 8-K:

       Reports on Form 8-K filed since September 30, 1995, are as follows:

THE COMPANY

       Date of Report         Item Reported
       --------------         -------------
       October 17, 1995       Item 5. OTHER EVENTS

TU ELECTRIC

       Date of Report         Item Reported
       --------------         -------------
       October 17, 1995       Item 5. OTHER EVENTS
       October 26, 1995       Item 5. FINANCIAL STATEMENTS AND EXHIBITS


(c)    Exhibits:

THE COMPANY AND TU ELECTRIC


                   PREVIOUSLY FILED*
             ---------------------------
              WITH
              FILE                 AS
EXHIBITS     NUMBER              EXHIBIT                  NUMBER                DATED
--------     ------              -------                  ------                -----
3(a)         33-48880             4(a)      -    Restated Articles of Incorporation of the Company.
3(b)         33-48880             4(b)      -    Bylaws, as amended, of the Company.
3(c)         0-11442              3(a)      -    Restated Articles of Incorporation of TU Electric.
             Form 10-K
              (1993)
3(d)         33-64694             4(c)      -    Bylaws of TU Electric, as amended.
4(a)          2-90185             4(a)      -    Mortgage and Deed of Trust, dated as of December 1,
                                                 1983, between TU Electric and Irving Trust Company
                                                 (now The Bank of New York), Trustee.
4(a)(1)                                     -    Supplemental Indentures to Mortgage and Deed of Trust:
              2-90185             4(b)      First                               April 1, 1984
              2-92738             4(a)-1    Second                              September 1, 1984
              2-97185             4(a)-1    Third                               April 1, 1985
              2-99940             4(a)-1    Fourth                              August 1, 1985
              2-99940             4(a)-2    Fifth                               September 1, 1985
             33-01744             4(a)-2    Sixth                               December 1, 1985
             33-9583              4(a)-1    Seventh                             March 1, 1986
             33-9583              4(a)-2    Eighth                              May 1, 1986
             33-11376             4(a)-1    Ninth                               October 1, 1986
             33-11376             4(a)-2    Tenth                               December 1, 1986
             33-11376             4(a)-3    Eleventh                            December 1, 1986
             33-14584             4(a)-1    Twelfth                             February 1, 1987
             33-14584             4(a)-2    Thirteenth                          March 1, 1987
             33-14584             4(a)-3    Fourteenth                          April 1, 1987
             33-24089             4(a)-1    Fifteenth                           July 1, 1987
             33-24089             4(a)-2    Sixteenth                           September 1, 1987
             33-24089             4(a)-3    Seventeenth                         October 1, 1987
             33-24089             4(a)-4    Eighteenth                          March 1, 1988
             33-24089             4(a)-5    Nineteenth                          May 1, 1988
             33-30141             4(a)-1    Twentieth                           September 1, 1988
             33-30141             4(a)-2    Twenty-first                        November 1, 1988
             33-30141             4(a)-3    Twenty-second                       January 1, 1989
             33-35614             4(a)-1    Twenty-third                        August 1, 1989
             33-35614             4(a)-2    Twenty-fourth                       November 1, 1989
             33-35614             4(a)-3    Twenty-fifth                        December 1, 1989
             33-35614             4(a)-4    Twenty-six                          February 1, 1990
             33-39493             4(a)-1    Twenty-seventh                      September 1, 1990
             33-39493             4(a)-2    Twenty-eighth                       October 1, 1990
             33-39493             4(a)-3    Twenty-ninth                        October 1, 1990
             33-39493             4(a)-4    Thirtieth                           March 1, 1991
             33-45104             4(a)-1    Thirty-first                        May 1, 1991
             33-45104             4(a)-2    Thirty-second                       July 1, 1991

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -- (CONTINUED)

                   PREVIOUSLY FILED*
             ---------------------------
              WITH
              FILE                 AS
EXHIBITS     NUMBER              EXHIBIT                  NUMBER                DATED
--------     ------              -------                  ------                -----
             33-46293             4(a)-1                  Thirty-third          February 1, 1992
             33-49710             4(a)-1                  Thirty-fourth         April 1, 1992
             33-49710             4(a)-2                  Thirty-fifth          April 1, 1992
             33-49710             4(a)-3                  Thirty-sixth          June 1, 1992
             33-49710             4(a)-4                  Thirty-seventh        June 1, 1992
             33-57576             4(a)-1                  Thirty-eighth         August 1, 1992
             33-57576             4(a)-2                  Thirty-ninth          October 1, 1992
             33-57576             4(a)-3                  Fortieth              November 1, 1992
             33-57576             4(a)-4                  Forty-first           December 1, 1992
             33-60528             4(a)-1                  Forty-second          March 1, 1993
             33-64692             4(a)-1                  Forty-third           April 1, 1993
             33-64692             4(a)-2                  Forty-fourth          April 1, 1993
             33-64692             4(a)-3                  Forty-fifth           May 1, 1993
             33-68100             4(a)-1                  Forty-sixth           July 1, 1993
             33-68100             4(a)-3                  Forty-seventh         October 1, 1993
             33-68100             4(a)-4                  Forty-eighth          November 1, 1993
             33-68100             4(a)-5                  Forty-ninth           May 1, 1994
             33-68100             4(a)-6                  Fiftieth              May 1, 1994
             33-68100             4(a)-7                  Fifty-first           August 1, 1994
             33-68100             4(a)-8                  Fifty-second          April 1, 1995
             33-68100             4(a)-9                  Fifty-third           June 1, 1995
4(b)(1)                                     -    Agreement to furnish certain debt instruments (the Company).
4(b)(2)                                     -    Agreement to furnish certain debt instruments (TU Electric).
4(c)         33-68104             4(b)-16   -    Deposit Agreement between TU Electric and Chemical Bank, dated as of January 11, 1993.
4(d)         33-68104             4(b)-17   -    Deposit Agreement between TU Electric and Chemical Bank, dated as of August 4, 1993.
4(e)         0-11442              4(h)      -    Deposit Agreement between TU Electric and Chemical Bank, dated
             Form 10-K                           as of October 14, 1993.
             (1993)
4(f)                                        -    Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities), dated as of December 12, 1995, between TU
                                                 Electric and The Bank of New York, as Trustee.
4(g)                                        -    Amended and Restated Trust Agreement, dated as of December
                                                 12, 1995, between TU Electric, as Depositor, and The Bank of
                                                 New York, The Bank of New York (Delaware) and the
                                                 Administrative Trustees thereunder, as Trustees for TU Electric
                                                 Capital I.
4(h)                                        -    Guarantee Agreement with respect to TU Electric Capital I, dated as of December 12, 1995, between TU Electric, as Guarantor, and The Bank of New York, as Trustee.
4(i)                                        -    Agreement as to Expenses and Liabilities, dated as of December
                                                 12, 1995, between TU Electric and TU Electric Capital I.
4(j)                                        -    Amended and Restated Trust Agreement, dated as of December
                                                 12, 1995, between TU Electric, as Depositor, and The Bank of
                                                 New York, The Bank of New York (Delaware) and the
                                                 Administrative Trustees thereunder, as Trustees for TU Electric
                                                 Capital II.
4(k)                                        -    Guarantee Agreement with respect to TU Electric Capital II, dated as of December 12, 1995, between TU Electric, as
                                                 Guarantor, and The Bank of New York, as Trustee.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -- (CONTINUED)

                   PREVIOUSLY FILED*
             ---------------------------
              WITH
              FILE                 AS
EXHIBITS     NUMBER              EXHIBIT                  NUMBER                DATED
--------     ------              -------                  ------                -----
4(l)                                        -    Agreement as to Expenses and Liabilities, dated as of December
                                                 12, 1995, between TU Electric and TU Electric Capital II.
4(m)                                        -    Amended and Restated Trust Agreement, dated as of December
                                                 13, 1995, between TU Electric, as Depositor, and The Bank of
                                                 New York, The Bank of New York (Delaware), and the
                                                 Administrative Trustees thereunder, as Trustees for TU Electric
                                                 Capital III.
4(n)                                        -    Guarantee Agreement with respect to TU Electric Capital III, dated as of December 13, 1995, between TU Electric. as
                                                 Guarantor, and The Bank of New York, as Trustee.
4(o)                                        -    Agreement as to Expenses and Liabilities, dated as of December
                                                 13, 1995, between TU Electric and TU Electric Capital III.
10(a)**      1-3591               10(a)     -    Deferred and Incentive Compensation Plan of the Texas Utilities
             Form 10-Q                           Company System, as amended January 1, 1995.
             (Quarter ended
             June 30, 1995)
10(b)**      1-3591               10(f)     -    Salary Deferral Program of the Texas Utilities Company System
             Form 10-Q                           as amended January 1, 1995.
             (Quarter ended
             June 30, 1995)
10(c)**      1-3591               10(c)     -    Restated Supplemental Retirement Plan for Employees of the
             Form 10-Q                           Texas Utilities Company System, as restated effective January 1,
             (Quarter ended                      1995.
             June 30, 1995)
10(d)**      1-3591               10(b)     -    Deferred Compensation Plan for Outside Directors of the
             Form 10-Q                           Company, effective as of July 1, 1995.
             (Quarter ended
             June 30, 1995)
10(e)**      1-3591               10(d)     -    Annual Incentive Plan of the Texas Utilities Company System,
             Form 10-Q                           dated as of May 19, 1995.
             (Quarter ended
             June 30, 1995)
10(f)**      1-3591               10(e)     -    Management Transition Agreement, dated as of May 19, 1995
             Form 10-Q                           between the Company and J.S. Farrington.
             (Quarter ended
             June 30, 1995)
12                                          -    Computation of Ratio of Earnings to Fixed Charges for TU
                                                 Electric.
21                                          -    Subsidiaries of the Company.
23(a)                                       -    Consent of Counsel to the Company.
23(b)                                       -    Consent of Counsel to TU Electric.
23(c)                                       -    Independent Auditor's Consent for the Company.
23(d)                                       -    Independent Auditor's Consent for TU Electric.
27(a)                                       -    Financial Data Schedule for the Company.
27(b)                                       -    Financial Data Schedule for TU Electric.
27(c)                                       -    Restated Financial Data Schedule of the Company, 09-30-94.
27(d)                                       -    Restated Financial Data Schedule of the Company, 12-31-94.
27(e)                                       -    Restated Financial Data Schedule of the Company, 03-31-95.
27(f)                                       -    Restated Financial Data Schedule of the Company, 06-30-95.
27(g)                                       -    Restated Financial Data Schedule of the Company, 09-30-95.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -- (CONTINUED)

                   PREVIOUSLY FILED*
             ---------------------------
              WITH
              FILE                 AS
EXHIBITS     NUMBER              EXHIBIT                  NUMBER                DATED
--------     ------              -------                  ------                -----
99(a)        1-3591               28(b)     -    Agreement,  dated  as of  February 12, 1988,  between TU Electric
             Form 10-K                           and Texas Municipal Power Agency.
             (1987)
99(b)        33-55408             99(a)     -    Agreement, dated as of July 5, 1988, between TU Electric and the Brazos Electric Power Cooperative, Inc.
99(c)        33-55408             99(b)     -    Agreement,  dated  as  of  January 30, 1990,  between  TU Electric and Tex-La Electric Cooperative of Texas, Inc.
99(d)        33-59988             2         -    Agreement and plan of merger, dated as of January 25, 1993, by and among the Company, TUA, Inc., and Southwestern Electric
                                                 Service Company.
99(e)        33-23532             4(c)(i)   -    Trust Indenture, Security Agreement and Mortgage, dated as of
                                                 December 1, 1987, as supplemented by Supplement No. 1 thereto dated as of May 1, 1988 among the Lessor, TU Electric and the
                                                 Trustee.
99(f)        33-24089             4(c)-1    -    Supplement No. 2 to Trust Indenture, Security Agreement and
                                                 Mortgage, dated as of August 1, 1988.
99(g)        33-24089             4(e)-1    -    Supplement No. 3 to Trust Indenture, Security Agreement and
                                                 Mortgage, dated as of August 1, 1988.
99(h)        0-11442              99(c)     -    Supplement No. 4 to Trust Indenture, Security Agreement and
             Form 10-Q                           Mortgage, including form of Secured Facility Bond, 1993 Series.
             (Quarter ended
             June 30, 1993)
99(i)        33-23532             4(d)      -    Lease Agreement, dated as of December 1, 1987 between the
                                                 Lessor and TU Electric as supplemented by Supplement No. 1 thereto dated as of May 20, 1988 between the Lessor and TU
                                                 Electric.
99(j)        33-24089             4(f)      -    Lease Agreement Supplement No. 2, dated as of August 18,
                                                 1988.
99(k)        33-24089             4(f)-1    -    Lease Agreement Supplement No. 3, dated as of August 25,
                                                 1988.
99(l)        33-63434             4(d)(iv)  -    Lease Agreement Supplement No. 4, dated as of December 1,
                                                 1988.
99(m)        33-63434             4(d)(v)   -    Lease Agreement Supplement No. 5, dated as of June 1, 1989.
99(n)        0-11442              99(d)     -    Lease Agreement Supplement No. 6, dated as of July 1, 1993.
             Form 10-Q
             (Quarter ended
             June 30, 1993)
99(o)        33-23532             4(e)      -    Participation Agreement dated as of December 1, 1987, as
                                                 amended by a Consent to Amendment of the Participation
                                                 Agreement, dated as of May 20, 1988, each among the Lessor, the Trustee, the Owner Participant, certain banking institutions,
                                                 Capcorp, Inc. and TU Electric.
99(p)        33-24089             4(g)      -    Consent to Amendment of the Participation Agreement, dated as of August 18, 1988.
99(q)        33-24089             4(g)-1    -    Supplement No. 1 to the Participation Agreement, dated as of
                                                 August 18, 1988.
99(r)        33-24089             4(g)-2    -    Supplement No. 2 to the Participation Agreement, dated as of
                                                 August 18, 1988.
99(s)        33-63434             4(e)(v)   -    Supplement No. 3 to the Participation Agreement, dated as of
                                                 December 1, 1988.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -- (CONCLUDED)

                   PREVIOUSLY FILED*
             ---------------------------
              WITH
              FILE                 AS
EXHIBITS     NUMBER              EXHIBIT                  NUMBER                DATED
--------     ------              -------                  ------                -----
99(t)        0-11442              99(e)     -    Supplement No. 4 to the Participation Agreement, dated as of
             Form 10-Q                           June 17, 1993.
             (Quarter ended
             June 30, 1993)
99(u)        0-11442              99(t)     -    Competitive Advance and Revolving  Credit  Facility Agreement,
             Form 10-Q                           "Facility A", dated as of April 29, 1994, among the Company, TU
             (Quarter ended                      Electric, certain banks and Chemical Bank, Agent (Facility A).
             September 31, 1994)
99(v)        0-11442              99(a)     -    Amendment, dated as of April 28, 1995, to Facility A.
             (Form 10-Q
             Quarter ended
             March 31, 1995)
99(w)                                       -    Second Amendment, dated as of November 24, 1995, to Facility
                                                 A.
99(x)        0-11442              99(u)     -    Competitive Advance and Revolving Credit Facility Agreement,
             Form 10-Q                           "Facility B", dated as of April 29, 1994, among the Company,
             (Quarter ended                      TU Electric, certain banks and Chemical Bank, Agent (Facility
             September 31, 1994)                 B).
99(y)        0-11442              99(b)     -    Amendment, dated as of  April 28, 1995, to Facility B.
             Form 10-Q
             (Quarter ended
             March 31, 1995)
99(z)                                       -    Second Amendment, dated as of November 24, 1995, to Facility B.
99(aa)       0-11442              99(v)     -    Credit  Agreement, dated  as  of  February 24, 1995, among TU
             Form 10-K                           Electric, Bank of America and The Bank of New York.
             (1994)
99(bb)                                      -    Competitive Advance and Revolving Credit Facility Agreement,
                                                 dated as of November 22, 1995, among the Company and
                                                 Chemical Bank and Texas Commerce Bank National Association,
                                                 as Agents.


---------------
*    Incorporated herein by reference.
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995

============================================================================================================
              COLUMN A                          COLUMN B          COLUMN C          COLUMN D      COLUMN E
------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                           --------------------
                                               BALANCE AT  CHARGED TO  CHARGED
                                                BEGINNING   COSTS AND  TO OTHER                  BALANCE AT
           CLASSIFICATION                        OF YEAR    EXPENSES   ACCOUNTS  DEDUCTIONS (a)  END OF YEAR
------------------------------------------------------------------------------------------------------------
                                                                    THOUSANDS OF DOLLARS
VALUATION ACCOUNT, DEDUCTED FROM RELATED
   ASSET ON THE BALANCE SHEET --

   Year Ended December 31, 1995

      Reserve for regulatory disallowance....  $1,381,145         --      --             --      $1,381,145
      Allowance for uncollectible accounts...       5,095     20,335      12         19,477           5,965

   Year Ended December 31, 1994

      Reserve for regulatory disallowances...  $1,381,145         --      --             --      $1,381,145
      Allowance for uncollectible accounts...       6,394    $30,020      --        $31,319           5,095

   Year Ended December 31, 1993

      Reserve for regulatory disallowances...  $1,381,145         --      --             --      $1,381,145
      Allowance for uncollectible accounts...       1,613    $21,607      --        $16,826           6,394

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995

============================================================================================================
              COLUMN A                          COLUMN B          COLUMN C          COLUMN D      COLUMN E
------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                           --------------------
                                               BALANCE AT  CHARGED TO  CHARGED
                                                BEGINNING   COSTS AND  TO OTHER                  BALANCE AT
           CLASSIFICATION                        OF YEAR    EXPENSES   ACCOUNTS  DEDUCTIONS (a)  END OF YEAR
------------------------------------------------------------------------------------------------------------
                                                                    THOUSANDS OF DOLLARS
VALUATION ACCOUNT, DEDUCTED FROM RELATED
   ASSET ON THE BALANCE SHEET --

   Year Ended December 31, 1995

      Reserve for regulatory disallowance....  $1,381,145         --      --             --      $1,381,145
      Allowance for uncollectible accounts...       5,026    $18,163      --        $19,275           3,914

   Year Ended December 31, 1994

      Reserve for regulatory disallowances...  $1,381,145         --      --             --      $1,381,145
      Allowance for uncollectible accounts...       6,304    $29,854      --        $31,132           5,026

   Year Ended December 31, 1993

      Reserve for regulatory disallowances...  $1,381,145         --      --             --      $1,381,145
      Allowance for uncollectible accounts...       1,613    $21,430      --        $16,739           6,304

-------------------
(a) Deductions represents uncollectible accounts written off net of recoveries of amounts previously written off.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, TEXAS UTILITIES COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  TEXAS UTILITIES COMPANY

Date:  March 5, 1996              By:    /s/ J.S. FARRINGTON
                                     -----------------------------------------
                                     (J. S. FARRINGTON, CHAIRMAN OF THE BOARD)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF TEXAS UTILITIES COMPANY AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                       SIGNATURE                                     TITLE                   DATE
                       ---------                                     -----                   ----
/s/                  J. S. FARRINGTON                        Chairman of the Board       March 5, 1996
---------------------------------------------------------
          (J. S. Farrington, Chairman of the Board)

/s/                       ERLE  NYE                          Principal Executive         March 5, 1996
---------------------------------------------------------      Officer and Director
          (Erle Nye, President and Chief Executive)

/s/                   PETER B. TINKHAM                       Principal Financial         March 5, 1996
---------------------------------------------------------      Officer
    (Peter B. Tinkham, Treasurer and Assistant Secretary)

/s/                   CATHRYN C. HULEN                       Principal Accounting        March 5, 1996
---------------------------------------------------------      Officer
               (Cathryn C. Hulen, Controller)

/s/                  BAYARD H. FRIEDMAN                      Director                    March 5, 1996
---------------------------------------------------------
                    (Bayard H. Friedman)

/s/                 WILLIAM  M. GRIFFIN                      Director                    March 5, 1996
---------------------------------------------------------
                    (William M. Griffin)

/s/                    KERNEY LADAY                          Director                    March 5, 1996
---------------------------------------------------------
                      (Kerney Laday)

/s/                 MARGARET N. MAXEY                        Director                    March 5, 1996
---------------------------------------------------------
                   (Margaret N. Maxey)

/s/                 JAMES A. MIDDLETON                       Director                    March 5, 1996
---------------------------------------------------------
                   (James A. Middleton)

/s/                 J. E. OESTERREICHER                      Director                    March 5, 1996
---------------------------------------------------------
                   (J. E. Oesterreicher)

/s/                  CHARLES R. PERRY                        Director                    March 5, 1996
---------------------------------------------------------
                    (Charles R. Perry)

/s/                HERBERT H. RICHARDSON                     Director                    March 5, 1996
---------------------------------------------------------
                  (Herbert H. Richardson)

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         TEXAS UTILITIES ELECTRIC COMPANY

Date:   March 5, 1996                    By:         /s/   ERLE NYE
                                            ------------------------------------
                                              (ERLE NYE, CHAIRMAN OF THE BOARD
                                                     AND CHIEF EXECUTIVE)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                         SIGNATURE                                   TITLE                      DATE
                         ---------                                   -----                      ----
/s/                      ERLE  NYE                            Principal Executive            March 5, 1996
---------------------------------------------------------       Officer and Director
    (Erle Nye, Chairman of the Board and Chief Executive)

/s/                  ROBERT S. SHAPARD                        Principal Financial            March 5, 1996
---------------------------------------------------------       Officer
   (Robert S. Shapard, Treasurer and Assistant Secretary)

/s/                  CATHRYN C. HULEN                         Principal Accounting           March 5, 1996
---------------------------------------------------------       Officer
              (Cathryn C. Hulen, Controller)

/s/                     T. L. BAKER                           Director                       March 5, 1996
---------------------------------------------------------
                       (T. L. Baker)

/s/                  J. S. FARRINGTON                         Director                       March 5, 1996
---------------------------------------------------------
                     (J.S. Farrington)

/s/                  H. JARRELL GIBBS                         Director                       March 5, 1996
---------------------------------------------------------
                    (H. Jarrell Gibbs)

/s/                 MICHAEL J. MCNALLY                        Director                       March 5, 1996
---------------------------------------------------------
                   (Michael J. McNally)

/s/                    W. M. TAYLOR                           Director                       March 5, 1996
---------------------------------------------------------
                      (W. M. Taylor)

/s/                    E. L. WATSON                           Director                       March 5, 1996
---------------------------------------------------------
                      (E. L. Watson)

                               INDEX TO EXHIBITS



EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                      ---------------------------------
4(b)(1)   -      Agreement to furnish certain debt instruments (the Company).
4(b)(2)   -      Agreement to furnish certain debt instruments (TU Electric).
4(f)      -      Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities), dated as of December 12, 1995, between
                 TU Electric and The Bank of New York, as Trustee.
4(g)      -      Amended and Restated Trust Agreement, dated as of December 12,
                 1995, between TU Electric, as Depositor, and The Bank of New
                 York, The Bank of New York (Delaware) and the Administrative
                 Trustees thereunder, as Trustees for TU Electric Capital I.
4(h)      -      Guarantee Agreement with respect to TU Electric Capital I, dated as of December 12, 1995, between TU Electric, as
                 Guarantor, and The Bank of New York, as Trustee.
4(i)      -      Agreement as to Expenses and Liabilities, dated as of December
                 12, 1995, between TU Electric and TU Electric Capital I.
4(j)      -      Amended and Restated Trust Agreement, dated as of December 12,
                 1995, between TU Electric, as Depositor, and The Bank of New
                 York, The Bank of New York (Delaware) and the Administrative
                 Trustees thereunder, as Trustees for TU Electric Capital II.
4(k)      -      Guarantee Agreement with respect to TU Electric Capital II, dated as of December 12, 1995, between TU Electric, as
                 Guarantor, and The Bank of New York, as Trustee.
4(l)      -      Agreement as to Expenses and Liabilities, dated as of December
                 12, 1995, between TU Electric and TU Electric Capital II.
4(m)      -      Amended and Restated Trust Agreement, dated as of December 13,
                 1995, between TU Electric, as Depositor, and The Bank of New
                 York, The Bank of New York (Delaware), and the Administrative
                 Trustees thereunder, as Trustees for TU Electric Capital III.
4(n)      -      Guarantee Agreement with respect to TU Electric Capital III, dated as of December 13, 1995, between TU Electric. as
                 Guarantor, and The Bank of New York, as Trustee.
4(o)      -      Agreement as to Expenses and Liabilities, dated as of December
                 13, 1995, between TU Electric and TU Electric Capital III.
12        -      Computation of Ratio of Earnings to Fixed Charges for TU
                 Electric.
21        -      Subsidiaries of the Company.
23(a)     -      Consent of Counsel to the Company.
23(b)     -      Consent of Counsel to TU Electric.
23(c)     -      Independent Auditor's Consent for the Company.
23(d)     -      Independent Auditor's Consent for TU Electric.
27(a)     -      Financial Data Schedule for the Company.
27(b)     -      Financial Data Schedule for TU Electric.
27(c)     -      Restated Financial Data Schedule for the Company, 09-30-94
27(d)     -      Restated Financial Data Schedule for the Company, 12-31-94
27(e)     -      Restated Financial Data Schedule for the Company, 03-31-95
27(f)     -      Restated Financial Data Schedule for the Company, 06-30-95
27(g)     -      Restated Financial Data Schedule for the Company, 09-30-95
99(w)     -      Second Amendment, dated as of November 24, 1995, to Facility A.
99(z)     -      Second Amendment, dated as of November 24, 1995, to Facility B.
99(bb)    -      Competitive Advance and Revolving Credit Facility Agreement,
                 dated as of November 22, 1995, among the Company and Chemical
                 Bank and Texas Commerce Bank National Association, as Agents.