Form 10-Q
period 1996-03-31
TEXAS UTILITIES CO; TEXAS UTILITIES ELECTRIC CO
filed 1996-05-15
CIK 97561, 710182

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            ________________________

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                    -- OR --
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                            _______________________

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

COMMON STOCK OUTSTANDING AT APRIL 30, 1996:
Texas Utilities Company: 225,841,037 shares, without par value.
Texas Utilities Electric Company: 156,800,000 shares, without par value.


THIS COMBINED FORM 10-Q IS FILED SEPARATELY BY TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY. INFORMATION CONTAINED HEREIN RELATING TO AN INDIVIDUAL REGISTRANT IS FILED BY THAT REGISTRANT ON ITS OWN BEHALF EXCEPT THAT THE INFORMATION WITH RESPECT TO TEXAS UTILITIES ELECTRIC COMPANY, OTHER THAN THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF TEXAS UTILITIES ELECTRIC COMPANY, IS FILED BY EACH OF TEXAS UTILITIES ELECTRIC COMPANY AND TEXAS UTILITIES COMPANY. NEITHER TEXAS UTILITIES ELECTRIC COMPANY NOR TEXAS UTILITIES COMPANY MAKES ANY REPRESENTATIONS AS TO INFORMATION FILED BY THE OTHER REGISTRANT.



================================================================================

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                                                        PAGE
                                                                                                                      ----
         Item 1.  Financial Statements

              TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                   Condensed Statements of Consolidated Income
                   Three and Twelve Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . .            3
                   Condensed Statements of Consolidated Cash Flows
                   Three Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . .            4
                   Condensed Consolidated Balance Sheets
                   March 31, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .            5

              TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES

                   Condensed Statements of Consolidated Income
                   Three and Twelve Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . .            7
                   Condensed Statements of Consolidated Cash Flows
                   Three Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . .            8
                   Condensed Consolidated Balance Sheets
                   March 31, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .            9

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . .           11

              INDEPENDENT ACCOUNTANTS' REPORTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           18

PART II.      OTHER INFORMATION

         Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22
         Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           24

                         PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)


                                                               THREE MONTHS ENDED       TWELVE MONTHS ENDED
                                                                    MARCH 31,                MARCH 31,
                                                            -----------------------    ---------------------
                                                               1996         1995        1996         1995
                                                            ----------   ----------   ----------  ----------
                                                                           THOUSANDS OF DOLLARS
OPERATING REVENUES  . . . . . . . . . . . . . . . . . .     $1,463,900   $1,244,265   $5,858,323  $5,606,430
                                                            ----------   ----------   ----------  ----------
OPERATING EXPENSES
  Fuel and purchased power  . . . . . . . . . . . . . .        481,831      390,592    1,732,230   1,702,398
  Operation   . . . . . . . . . . . . . . . . . . . . .        210,424      195,616      834,441     853,577
  Maintenance   . . . . . . . . . . . . . . . . . . . .         71,019       68,831      292,198     301,393
  Depreciation and amortization   . . . . . . . . . . .        153,309      138,914      578,214     551,855
  Taxes other than income   . . . . . . . . . . . . . .        132,379      138,968      530,019     550,416
                                                            ----------   ----------   ----------  ----------
    Total operating expenses  . . . . . . . . . . . . .      1,048,962      932,921    3,967,102   3,959,639
                                                            ----------   ----------   ----------  ----------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . .        414,938      311,344    1,891,221   1,646,791

OTHER INCOME AND (DEDUCTIONS) - NET . . . . . . . . . .          3,590        4,681       23,491      30,846
                                                            ----------   ----------   ----------  ----------

TOTAL INCOME                                                   418,528      316,025    1,914,712   1,677,637
                                                            ----------   ----------   ----------  ----------
INTEREST AND OTHER CHARGES
  Interest  . . . . . . . . . . . . . . . . . . . . . .        199,575      176,520      729,236     716,861
  Allowance for borrowed funds used during
     construction . . . . . . . . . . . . . . . . . . .         (3,956)      (5,169)     (14,114)    (13,956)
  Impairment of assets  . . . . . . . . . . . . . . . .            --           --    1,233,320          --
  TU Electric obligated, mandatorily redeemable, preferred
     securities of trusts distributions . . . . . . . .          8,249           --       10,050          --
  Preferred stock dividends of subsidiary . . . . . . .         14,419       23,546       75,788      97,346
                                                            ----------   ----------   ----------  ----------
    Total interest and other charges  . . . . . . . . .        218,287      194,897    2,034,280     800,251
                                                            ----------   ----------   ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . .        200,241      121,128    (119,568)     877,386

INCOME TAX EXPENSE (BENEFIT)  . . . . . . . . . . . . .         74,167       45,717     (31,586)     325,922
                                                            ----------   ----------   ----------  ----------

CONSOLIDATED NET INCOME (LOSS)  . . . . . . . . . . . .     $  126,074   $   75,411   $  (87,982) $  551,464
                                                            ==========   ==========   ==========  ==========

Average shares of common stock
  outstanding (thousands) . . . . . . . . . . . . . . .        225,841      225,841      225,841     225,841

Earnings (loss) and dividends per share of common stock:
  Earnings (loss) (on average shares outstanding)   . .          $0.56        $0.33      $(0.39)       $2.44
  Dividends declared per share of common stock  . . . .          $0.50        $0.77        $2.54       $3.08





     See accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)



                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        -----------------------
                                                                                            1996       1995
                                                                                        ----------  -----------
                                                                                           THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 126,074   $   75,411
  Adjustments to reconcile consolidated net income to cash provided by operating activities:
    Depreciation and amortization (including amounts charged to fuel)   . . . . . . . .    189,781      177,885
    Deferred federal income taxes -- net  . . . . . . . . . . . . . . . . . . . . . . .     59,964       46,811
    Federal investment tax credits -- net   . . . . . . . . . . . . . . . . . . . . . .     (5,761)      (5,753)
    Allowance for equity funds used during construction   . . . . . . . . . . . . . . .       (546)          54
    Changes in operating assets and liabilities:
      Receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31,806       55,868
      Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,090       17,510
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (32,323)     (12,817)
      Interest and taxes accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . .    (26,766)     (71,590)
      Other working capital   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (23,935)     (33,053)
      Over/(under) -- recovered fuel revenue -- net of deferred taxes   . . . . . . . .    (37,695)      44,774
      Other -- net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32,321       12,442
                                                                                        ----------  -----------
         Cash provided by operating activities  . . . . . . . . . . . . . . . . . . . .    337,010      307,542
                                                                                        ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of securities:
    First mortgage bonds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    133,010           --
    Other long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --      300,000
  Retirement of long-term debt and preferred stock  . . . . . . . . . . . . . . . . . .   (172,438)    (139,705)
  Change in notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (18,121)    (171,886)
  Common stock dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (112,921)    (173,872)
  Debt premium, discount, financing and reacquisition expenses  . . . . . . . . . . . .    (10,257)      (2,862)
                                                                                        ----------  -----------
         Cash used in financing activities  . . . . . . . . . . . . . . . . . . . . . .   (180,727)    (188,325)
                                                                                        ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (94,804)     (87,443)
  Allowance for equity funds used during construction (excluding
  amount for nuclear fuel)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        337          (54)
  Change in construction receivables/payables -- net  . . . . . . . . . . . . . . . . .         --        1,097
  Non-utility property -- net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,599      (15,947)
  Nuclear fuel (excluding allowance for equity funds used during construction)  . . . .    (14,785)     (15,663)
  Other investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (82,574)      (5,996)
                                                                                        ----------  -----------
         Cash used in investing activities  . . . . . . . . . . . . . . . . . . . . . .   (190,227)    (124,006)
                                                                                        ----------  -----------
INCREASE IN CASH DUE TO EXCHANGE RATE CHANGES . . . . . . . . . . . . . . . . . . . . .     22,057           --
                                                                                        ----------  -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . .    (11,887)      (4,789)
CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE  . . . . . . . . . . . . . . . . . . . .     24,853        7,426
                                                                                        ----------  -----------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE . . . . . . . . . . . . . . . . . . . . . . $   12,966  $     2,637
                                                                                        ==========  ===========






     See accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                  MARCH 31,    DECEMBER 31,
                                                                                    1996          1995
                                                                                 (UNAUDITED)
                                                                                 -----------   -----------
                                                                                   THOUSANDS OF DOLLARS
UTILITY PLANT
   In service:
    Production  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $16,664,437   $16,661,053
    Transmission  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,596,837     1,592,610
    Distribution  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,433,028     5,333,396
    General   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        473,175       466,474
                                                                                 -----------   -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,167,477    24,053,533
    Less accumulated depreciation   . . . . . . . . . . . . . . . . . . . . .      5,713,947     5,562,190
                                                                                 -----------   -----------
       Utility plant in service less accumulated depreciation . . . . . . . .     18,453,530    18,491,343
   Construction work in progress  . . . . . . . . . . . . . . . . . . . . . .        299,399       271,033
   Nuclear fuel (net of accumulated amortization: 1996 -- $312,751,000;
     1995 -- $295,390,000)  . . . . . . . . . . . . . . . . . . . . . . . . .        264,368       266,735
   Held for future use  . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,096        25,096
                                                                                 -----------   -----------
      Utility plant less accumulated depreciation and amortization  . . . . .     19,042,393    19,054,207
   Less reserve for regulatory disallowances  . . . . . . . . . . . . . . . .      1,308,460     1,308,460
                                                                                 -----------   -----------
      Net utility plant   . . . . . . . . . . . . . . . . . . . . . . . . . .     17,733,933    17,745,747
                                                                                 -----------   -----------
INVESTMENTS
   Non-utility property   . . . . . . . . . . . . . . . . . . . . . . . . . .        420,822       422,421
   Other investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        697,465       617,583
                                                                                 -----------   -----------
       Total investments  . . . . . . . . . . . . . . . . . . . . . . . . . .      1,118,287     1,040,004
                                                                                 -----------   -----------
CURRENT ASSETS
   Cash in banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,966        24,853
   Special deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,980        19,455
   Accounts receivable:
    Customers   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        241,195       275,275
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         53,166        51,735
    Allowance for uncollectible accounts  . . . . . . . . . . . . . . . . . .         (5,054)       (5,965)
   Inventories -- at average cost:
    Materials and supplies  . . . . . . . . . . . . . . . . . . . . . . . . .        199,140       200,145
    Fuel stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        104,932       128,028
   Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         73,761        55,528
   Deferred federal income taxes  . . . . . . . . . . . . . . . . . . . . . .         43,628        84,410
   Other current assets   . . . . . . . . . . . . . . . . . . . . . . . . . .         15,202        14,924
                                                                                 -----------   -----------
       Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .        753,916       848,388
                                                                                 -----------   -----------

DEFERRED DEBITS
   Unamortized regulatory assets  . . . . . . . . . . . . . . . . . . . . . .      1,879,481     1,901,310
   Other deferred debits  . . . . . . . . . . . . . . . . . . . . . . . . . .         74,560        73,087
                                                                                 -----------   -----------
       Total deferred debits  . . . . . . . . . . . . . . . . . . . . . . . .      1,954,041     1,974,397
   Less reserve for regulatory disallowances  . . . . . . . . . . . . . . . .         72,685        72,685
                                                                                 -----------   -----------
       Net deferred debits  . . . . . . . . . . . . . . . . . . . . . . . . .      1,881,356     1,901,712
                                                                                 -----------   -----------


              Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $21,487,492   $21,535,851
                                                                                 ===========   ===========





     See accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES


                                                                                  MARCH 31,    DECEMBER 31,
                                                                                    1996          1995
                                                                                 (UNAUDITED)
                                                                               ------------   ------------
                                                                                    THOUSANDS OF DOLLARS
CAPITALIZATION
   Common stock without par value -- net:
     Authorized shares -- 500,000,000
     Outstanding shares -- 225,841,037  . . . . . . . . . . . . . . . . . . .  $  4,808,958   $  4,806,912

   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       938,620        924,444
   Cumulative currency translation adjustment   . . . . . . . . . . . . . . .        32,832            397
                                                                               ------------   ------------
         Total common stock equity  . . . . . . . . . . . . . . . . . . . . .     5,780,410      5,731,753
   Preferred stock:
     Not subject to mandatory redemption  . . . . . . . . . . . . . . . . . .       489,695        489,695
     Subject to mandatory redemption  . . . . . . . . . . . . . . . . . . . .       263,246        263,196
   TU Electric obligated, mandatorily redeemable, preferred
   securities of trusts   . . . . . . . . . . . . . . . . . . . . . . . . . .       381,578        381,476
   Long-term debt, less amounts due currently   . . . . . . . . . . . . . . .     8,877,670      9,174,575
                                                                               ------------   ------------
         Total capitalization                                                    15,792,599     16,040,695
                                                                               ------------   ------------
CURRENT LIABILITIES
   Notes payable:
     Commercial paper   . . . . . . . . . . . . . . . . . . . . . . . . . . .       235,000        321,990
     Banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       343,469        275,000
   Long-term debt due currently   . . . . . . . . . . . . . . . . . . . . . .       367,150         61,321
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       268,480        300,726
   Dividends declared   . . . . . . . . . . . . . . . . . . . . . . . . . . .       134,113        125,929
   Customers' deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . .        79,276         76,963
   Taxes accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       139,821        167,951
   Interest accrued   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       166,639        165,277
   Over-recovered fuel revenue  . . . . . . . . . . . . . . . . . . . . . . .        57,865        115,858
   Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .        81,671        101,566
                                                                               ------------   ------------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . .     1,873,484      1,712,581
                                                                               ------------   ------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
   Accumulated deferred federal income taxes  . . . . . . . . . . . . . . . .     2,707,575      2,669,808
   Unamortized federal investment tax credits   . . . . . . . . . . . . . . .       617,026        622,786
   Other deferred credits and noncurrent liabilities  . . . . . . . . . . . .       496,808        489,981
                                                                               ------------   ------------
         Total deferred credits and other noncurrent liabilities  . . . . . .     3,821,409      3,782,575

COMMITMENTS AND CONTINGENCIES (Note 6)


                                                                               ------------   ------------

              Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 21,487,492   $ 21,535,851
                                                                               ============   ============




     See accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)


                                                               THREE MONTHS ENDED           TWELVE MONTHS ENDED
                                                                    MARCH 31,                     MARCH 31,
                                                          -----------------------------   --------------------------
                                                              1996            1995           1996          1995
                                                                            THOUSANDS OF DOLLARS
OPERATING REVENUES  . . . . . . . . . . . . . . . . . .   $  1,348,330    $   1,233,772   $ 5,675,020   $  5,556,331
                                                          ------------    -------------   -----------   ------------
OPERATING EXPENSES
   Fuel and purchased power   . . . . . . . . . . . . .        449,821          406,702     1,740,210      1,771,652
   Operation  . . . . . . . . . . . . . . . . . . . . .        180,567          187,532       760,785        800,431
   Maintenance  . . . . . . . . . . . . . . . . . . . .         69,825           67,378       283,731        292,205
   Depreciation and amortization  . . . . . . . . . . .        139,064          136,557       552,118        542,787
   Federal income taxes   . . . . . . . . . . . . . . .         78,809           47,444       413,680        337,052
   Taxes other than income  . . . . . . . . . . . . . .        125,187          132,768       504,464        526,495
                                                          ------------    -------------   -----------   ------------
      Total operating expenses  . . . . . . . . . . . .      1,043,273          978,381     4,254,988      4,270,622
                                                          ------------    -------------   -----------   ------------
OPERATING INCOME  . . . . . . . . . . . . . . . . . . .        305,057          255,391     1,420,032      1,285,709
                                                          ------------    -------------   -----------   ------------
OTHER INCOME
   Allowance for equity funds used during construction             540              (58)        7,256          7,802
   Impairment of assets   . . . . . . . . . . . . . . .             --               --      (486,350)            --
   Other income and deductions -- net   . . . . . . . .           (228)           2,362         6,035          9,736
   Federal income taxes   . . . . . . . . . . . . . . .            112             (784)      170,258         (4,060)
                                                          ------------    -------------   -----------   ------------
      Total other income  . . . . . . . . . . . . . . .            424            1,520      (302,801)        13,478
                                                          ------------    -------------   -----------   ------------
TOTAL INCOME  . . . . . . . . . . . . . . . . . . . . .        305,481          256,911     1,117,231      1,299,187
                                                          ------------    -------------   -----------   ------------
INTEREST AND OTHER CHARGES
   Interest on mortgage bonds   . . . . . . . . . . . .        125,966          136,942       516,001        555,659
   Interest on other long-term debt   . . . . . . . . .          8,296            8,599        43,768         32,699
   Other interest   . . . . . . . . . . . . . . . . . .         14,140           14,780        57,860         63,587
   TU Electric obligated, mandatorily redeemable,
       preferred securities of trusts distributions . .          8,249               --        10,050             --
   Allowance for borrowed funds used during construction        (3,955)          (5,168)      (14,106)       (13,947)
                                                          ------------    -------------   -----------   ------------
      Total interest and other charges  . . . . . . . .        152,696          155,153       613,573        637,998
                                                          ------------    -------------   -----------   ------------

CONSOLIDATED NET INCOME . . . . . . . . . . . . . . . .        152,785          101,758       503,658        661,189

PREFERRED STOCK DIVIDENDS . . . . . . . . . . . . . . .         14,419           23,546        75,788         97,346
                                                          ------------    -------------   -----------   ------------

CONSOLIDATED NET INCOME AVAILABLE FOR COMMON
   STOCK  . . . . . . . . . . . . . . . . . . . . . . .   $    138,366    $      78,212   $   427,870   $    563,843
                                                          ============    =============   ===========   ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)



                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                           -------------------------
                                                                                              1996           1995
                                                                                           ----------    -----------
                                                                                              THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 161,034      $ 101,758
  Adjustments to reconcile consolidated net income to cash provided by operating activities:
      Depreciation and amortization (including amounts charged to fuel)   . . . . . . .       168,480        170,450
      Deferred federal income taxes -- net  . . . . . . . . . . . . . . . . . . . . . .        55,336         43,143
      Federal investment tax credits -- net   . . . . . . . . . . . . . . . . . . . . .        (5,367)        (5,365)
      Allowance for equity funds used during construction   . . . . . . . . . . . . . .          (540)            58
      Changes in operating assets and liabilities:
         Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,812         53,553
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,860          2,609
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,414         13,470
         Interest and taxes accrued . . . . . . . . . . . . . . . . . . . . . . . . . .         3,089        (52,936)
         Other working capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (36,496)       (25,065)
         Over/(under) -- recovered fuel revenue -- net of deferred taxes  . . . . . . .       (37,695)        44,774
         Other -- net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,843          4,461
                                                                                           ----------    -----------
           Cash provided by operating activities  . . . . . . . . . . . . . . . . . . .       382,770        350,910
                                                                                           ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of securities:
      First mortgage bonds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       133,010             --
      Other long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --        300,000
  Retirement of long-term debt and preferred stock  . . . . . . . . . . . . . . . . . .      (168,874)      (136,140)
  Change in notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (86,990)      (208,904)
  Change in notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           563             --
  TU Electric obligated, mandatorily redeemable, preferred securities of trusts
      distributions paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,147)            --
  Preferred stock dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,386)       (23,629)
  Common stock dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (122,304)      (180,320)
  Debt premium, discount, financing and reacquisition expenses  . . . . . . . . . . . .        (8,355)        (2,862)
                                                                                           ----------    -----------
           Cash used in financing activities  . . . . . . . . . . . . . . . . . . . . .      (267,483)      (251,855)
                                                                                           ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (83,019)       (84,239)
  Allowance for equity funds used during construction (excluding amount
      for nuclear fuel)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           331            (58)
  Change in construction receivables/payables -- net  . . . . . . . . . . . . . . . . .            --          1,097
  Non-utility property -- net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --             16
  Nuclear fuel (excluding allowance for equity funds used during construction)  . . . .       (14,785)       (15,663)
  Other investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (30,206)        (5,383)
                                                                                           ----------    -----------
           Cash used in investing activities  . . . . . . . . . . . . . . . . . . . . .      (127,679)      (104,230)
                                                                                           ----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . .       (12,392)        (5,175)
CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE  . . . . . . . . . . . . . . . . . . . .        22,633          6,699
                                                                                           ----------    -----------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE . . . . . . . . . . . . . . . . . . . . . .    $   10,241    $     1,524
                                                                                           ==========    ===========




     See accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                     MARCH 31,        DECEMBER 31,
                                                                                       1996               1995
                                                                                    (UNAUDITED)
                                                                                    -----------        -----------
                                                                                        THOUSANDS OF DOLLARS
ELECTRIC PLANT
   In service:
    Production  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $15,700,514        $15,699,488
    Transmission  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,590,775          1,586,547
    Distribution  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,274,264          4,229,794
    General   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           410,511            407,897
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21,976,064         21,923,726
    Less accumulated depreciation   . . . . . . . . . . . . . . . . . . . . .         5,209,784          5,075,428
                                                                                    -----------        -----------
       Electric plant in service less accumulated depreciation  . . . . . . .        16,766,280         16,848,298
    Construction work in progress   . . . . . . . . . . . . . . . . . . . . .           258,787            236,913
    Nuclear fuel (net of accumulated amortization:  1996 -- $312,751,000;
      1995 -- $295,390,000)   . . . . . . . . . . . . . . . . . . . . . . . .           264,368            266,735
    Held for future use   . . . . . . . . . . . . . . . . . . . . . . . . . .            25,096             25,096
                                                                                    -----------        -----------
       Electric plant less accumulated depreciation and amortization  . . . .        17,314,531         17,377,042
    Less reserve for regulatory disallowances   . . . . . . . . . . . . . . .         1,308,460          1,308,460
                                                                                    -----------        -----------
       Net electric plant . . . . . . . . . . . . . . . . . . . . . . . . . .        16,006,071         16,068,582
                                                                                    -----------        -----------

INVESTMENTS
    Non-utility property  . . . . . . . . . . . . . . . . . . . . . . . . . .           332,234            332,234
    Other investments   . . . . . . . . . . . . . . . . . . . . . . . . . . .           134,094            103,888
                                                                                    -----------        -----------
       Total investments  . . . . . . . . . . . . . . . . . . . . . . . . . .           466,328            436,122
                                                                                    -----------        -----------

CURRENT ASSETS
    Cash in banks   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            10,241             22,633
    Special deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               552                527
    Notes receivable -- affiliates    . . . . . . . . . . . . . . . . . . . .             1,793              2,356
    Accounts receivable:
       Customers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           171,987            212,165
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            33,262             34,906
       Allowance for uncollectible accounts . . . . . . . . . . . . . . . . .            (2,904)            (3,914)
    Inventories -- at average cost:
       Materials and supplies . . . . . . . . . . . . . . . . . . . . . . . .           178,512            179,001
       Fuel stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            73,518             82,889
    Prepayments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            51,596             31,225
    Deferred federal income taxes   . . . . . . . . . . . . . . . . . . . . .            52,724             79,629
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .             1,705              1,455
                                                                                    -----------        -----------
       Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .           572,986            642,872
                                                                                    -----------        -----------

DEFERRED DEBITS
    Unamortized regulatory assets   . . . . . . . . . . . . . . . . . . . . .         1,858,624          1,879,369
    Other deferred debits   . . . . . . . . . . . . . . . . . . . . . . . . .            52,251             49,114
                                                                                    -----------        -----------
       Total deferred debits  . . . . . . . . . . . . . . . . . . . . . . . .         1,910,875          1,928,483
    Less reserve for regulatory disallowances   . . . . . . . . . . . . . . .            72,685             72,685
                                                                                    -----------        -----------
       Net deferred debits  . . . . . . . . . . . . . . . . . . . . . . . . .         1,838,190          1,855,798
                                                                                    -----------        -----------

           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $18,883,575        $19,003,374
                                                                                    ===========        ===========





     See accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES



                                                                                 MARCH 31,      DECEMBER 31,
                                                                                   1996            1995
                                                                                (UNAUDITED)
                                                                               ------------   ------------
                                                                                 THOUSANDS OF DOLLARS

CAPITALIZATION
   Common stock without par value:
     Authorized shares -- 180,000,000
     Outstanding shares -- 156,800,000  . . . . . . . . . . . . . . . . . . .  $  4,732,305   $  4,732,305
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,083,655      1,067,593
                                                                               ------------   ------------
         Total common stock equity  . . . . . . . . . . . . . . . . . . . . .     5,815,960      5,799,898
   Preferred stock:
     Not subject to mandatory redemption  . . . . . . . . . . . . . . . . . .       489,695        489,695
     Subject to mandatory redemption  . . . . . . . . . . . . . . . . . . . .       263,246        263,196
   TU Electric obligated, mandatorily redeemable, preferred
     securities of trusts   . . . . . . . . . . . . . . . . . . . . . . . . .       381,578        381,476
   Long-term debt, less amounts due currently   . . . . . . . . . . . . . . .     6,872,071      7,212,070
                                                                               ------------   ------------
         Total capitalization . . . . . . . . . . . . . . . . . . . . . . . .    13,822,550     14,146,335
                                                                               ------------   ------------

CURRENT LIABILITIES
   Notes payable -- commercial paper  . . . . . . . . . . . . . . . . . . . .       235,000        321,990
   Long-term debt due currently   . . . . . . . . . . . . . . . . . . . . . .       349,287         43,458
   Accounts payable:
     Affiliates   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       114,127        101,722
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       113,411        109,402
   Dividends declared   . . . . . . . . . . . . . . . . . . . . . . . . . . .        21,193         13,210
   Customers' deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . .        64,681         63,564
   Taxes accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       138,930        142,364
   Interest accrued   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       148,338        141,815
   Over-recovered fuel revenue  . . . . . . . . . . . . . . . . . . . . . . .        57,865        115,858
   Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .        46,749         63,716
                                                                               ------------   ------------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . .     1,289,581      1,117,099
                                                                               ------------   ------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
   Accumulated deferred federal income taxes  . . . . . . . . . . . . . . . .     2,907,659      2,869,049
   Unamortized federal investment tax credits   . . . . . . . . . . . . . . .       604,099        609,466
   Other deferred credits and noncurrent liabilities  . . . . . . . . . . . .       259,686        261,425
                                                                               ------------   ------------
         Total deferred credits and other noncurrent liabilities  . . . . . .     3,771,444      3,739,940


COMMITMENTS AND CONTINGENCIES (Note 6)


                                                                               ------------   ------------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 18,883,575   $ 19,003,374
                                                                               ============   ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

THE COMPANY AND TU ELECTRIC

    Basis of Presentation -- The consolidated financial statements of Texas Utilities Company (Company) and its subsidiaries and Texas Utilities Electric Company and its subsidiaries (TU Electric) have been prepared on the same basis as those in the 1995 Annual Reports of the Company and TU Electric on Form 10-K and, in the opinion of the Company or TU Electric, as the case may be, all adjustments (constituting only normal recurring accruals) necessary to a fair presentation of the results of operation and financial position have been included therein. The statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

    These consolidated financial statements, and notes thereto, should be considered in conjunction with the consolidated financial statements, and the notes thereto, of the Company and TU Electric included in the 1995 Annual Reports of the Company and TU Electric on Form 10-K, and the information under Management's Discussion and Analysis of Financial Condition and Results of Operation herein. The Company and TU Electric each believes that its respective disclosures are adequate to make the information presented not misleading. Certain financial statement items have been reclassified to conform to the current year presentation.

    Impairment of Assets -- In September 1995, the Company and TU Electric recorded the impairment of several non- performing assets in accordance with the early adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which prescribes a methodology for assessing and measuring impairments in the carrying value of certain assets.

    Use of Estimates -- The preparation of the Company's and TU Electric's condensed consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. In the event estimates and/or assumptions prove to be different from actual amounts, appropriate adjustments will be made in subsequent periods.

THE COMPANY

    Consolidation -- The consolidated financial statements include the Company and all of its subsidiaries (System Companies):

TU Electric                                           Texas Utilities Services Inc. (TU Services)
Texas Utilities Australia Pty. Ltd. (TU Australia)    Texas Utilities Properties Inc. (TU Properties)
Southwestern Electric Service Company (SESCO)         Texas Utilities Communications Inc. (TU Communications)
Texas Utilities Fuel Company (Fuel Company)           Basic Resources Inc. (Basic)
Texas Utilities Mining Company (Mining Company)       Chaco Energy Company (Chaco)

    All significant intercompany items and transactions have been eliminated in consolidation.

TU ELECTRIC

    Consolidation -- The consolidated financial statements of TU Electric include all of its subsidiaries, all of which are business trusts. All significant intercompany items and transactions have been eliminated in consolidation.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.  SHORT-TERM FINANCING

THE COMPANY AND TU ELECTRIC

    At March 31, 1996, the Company and TU Electric had joint lines of credit aggregating $1,000,000,000 under two credit facility agreements with a group of commercial banks. In addition, the Company had a revolving credit facility agreement with a group of commercial banks which provided for borrowings, on a standby basis, of up to $200,000,000. Borrowings under these facilities were used for working capital and other corporate purposes, including commercial paper backup. The total of short-term borrowings authorized by the Board of Directors of the Company at March 31, 1996, from banks or other lenders, was $1,500,000,000.

    On April 26, 1996, the Company and TU Electric entered into two new credit facility agreements (Credit Agreements) with a group of commercial banks which replaced the facilities referred to above. The Credit Agreements, for which the Company pays a fee, have three facilities. Facility A provides for short-term borrowings of up to $375,000,000 at a variable interest rate and terminates April 25, 1997. Facility B provides for short-term borrowings of up to $875,000,000 at a variable interest rate and terminates April 26, 2001. The Company's borrowings under Facilities A and B are limited to an aggregate of $750,000,000 at any one time outstanding. Borrowings under these facilities will be used for working capital and other corporate purposes, including commercial paper backup. Facility C is a separate five-year, unsecured long-term loan to the Company in the principal amount of $300,000,000.

3.  CAPITALIZATION

THE COMPANY

COMMON STOCK

    In 1990, the Company's Employee Thrift Plan (Thrift Plan) borrowed $250,000,000 from an outside lender in the form of a note payable and purchased 7,142,857 shares of common stock (LESOP Shares) from the Company in connection with the leveraged employee stock ownership provision of the Thrift Plan. LESOP Shares are held by the trustee until allocated to Thrift Plan participants when required to meet the System Companies' obligations under the terms of the Thrift Plan. The Company has purchased the note from the outside lender, which has been recorded as a reduction to common stock equity. The Thrift Plan uses dividends on the LESOP Shares purchased and contributions from the System Companies, if required, to repay interest and principal on the note. Common stock equity increases at such time as LESOP Shares are allocated to participants' accounts even though shares of common stock outstanding include unallocated LESOP Shares held by the trustee. Allocations to participants' accounts during the three months ended March 31, 1996, increased common stock equity by $2,046,000.

LONG-TERM DEBT

    On April 26, 1996, the Company borrowed $300,000,000 pursuant to Facility C of the Credit Agreements as discussed in Note 2. The proceeds were used to refinance outstanding indebtedness of the Company. Facility C matures April 26, 2001. The Company may choose to use either or both of two methods of calculating a variable interest rate for portions of the term loan. The initial interest rate for the entire term loan, 5.95%, is based on a three-month LIBOR rate.

TU ELECTRIC

PREFERRED STOCK

    At March 31, 1996 and December 31, 1995, TU Electric had 17,000,000 shares of preferred stock authorized by its articles of incorporation of which 7,609,103 shares were issued and outstanding.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    TU Electric redeemed 125,000 shares of its $9.64 Cumulative Preferred Stock on May 1, 1996, which fulfills its mandatory redemption requirements, with respect to preferred stock, until November 1, 1996.

PREFERRED SECURITIES OF TRUSTS

    At March 31, 1996 and December 31, 1995, TU Electric Capital I, TU Electric Capital II and TU Electric Capital III had an aggregate of 15,862,297 units of preferred securities outstanding.

LONG-TERM DEBT

    In March 1996, the Brazos River Authority, the Sabine River Authority of Texas and the Trinity River Authority of Texas issued $133,010,000 aggregate principal amount of Pollution Control Revenue Bonds collateralized by TU Electric's First Mortgage Bonds. All such bonds mature on March 1, 2026, have variable interest rates and are subject to mandatory tender and remarketing from time to time. The remarketing of the bonds is supported by standby bond purchase agreements. Scheduled payments of interest and of principal at maturity or on mandatory redemption, upon the occurrence of certain events, is supported by insurance policies. Interest rates on all the bonds are currently determined daily. For the period ended March 31, 1996, such rates ranged from 3.15% to 3.85%.

    TU Electric redeemed or reacquired the following long-term debt during the three months ended March 31, 1996:

                                                                      PRINCIPAL
                                DESCRIPTION                            AMOUNT       INTEREST RATE     MATURITY
                                -----------                        ------------  ----------------- -------------
First mortgage bonds  . . . . . . . . . . . . . . . . . . . . . .  $  80,595,000   7-3/8% to 9.95%    2001-2025
Taxable pollution control revenue bonds . . . . . . . . . . . . .     25,060,000   5.16% to 6.65%       2021
Pollution control revenue bonds . . . . . . . . . . . . . . . . .     57,950,000       7-3/4%           2016
                                                                    ------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $163,605,000
                                                                    ============


4.   RETAINED EARNINGS

THE COMPANY AND TU ELECTRIC

     The articles of incorporation and the mortgages, as supplemented, of TU Electric and SESCO contain provisions which, under certain conditions, restrict distributions on or acquisitions of their common stock. At March 31, 1996, $76,954,000 of retained earnings of TU Electric and $13,969,000 of retained earnings of SESCO were thus restricted as a result of such provisions.

5.   RATE PROCEEDINGS

TU ELECTRIC

     As a result of recent legislation, flexible retail and wholesale pricing may be approved by the Public Utility Commission of Texas (PUC) at levels lower than a utility's approved rates but higher than a utility's marginal cost. In September 1995, TU Electric filed an application for such a wholesale rate with the PUC for service to two rural electric cooperatives it has served since 1963. The proposed rate was approved by the PUC in March 1996. Such approval enables TU Electric to retain a combined load of approximately 23 megawatts. The rate includes provisions for a five- year term of service. TU Electric is actively pursuing several other opportunities through flexible pricing to enhance its ability to compete for new wholesale loads, as well as to retain existing wholesale loads.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.   COMMITMENTS AND CONTINGENCIES

COOLING WATER CONTRACTS

TU ELECTRIC

     TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $34,575,000 at March 31, 1996, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TU Electric. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $79,865,000 remaining principal amount of bonds at March 31, 1996, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality.

NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL

TU ELECTRIC

     TU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of Comanche Peak nuclear generating station (Comanche Peak), whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At March 31, 1996, such reserve totaled $81,888,000 which includes an accrual of $4,545,000 and $18,179,000 for the three and twelve months ended March 31, 1996, respectively. As of March 31, 1996, the market value of deposits in the external trust for decommissioning of Comanche Peak was $93,689,000. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study during 1992 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities were estimated to be $255,000,000 and $344,000,000, respectively. Decommissioning activities are projected to begin in 2030 and 2033 for Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. TU Electric is recovering such costs based upon the 1992 study through its rates placed in effect under Docket 11735.

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

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.  SUBSEQUENT EVENT

THE COMPANY

    In April 1996, the Company announced that it had entered into an agreement with Dallas-based ENSERCH Corporation (ENSERCH). Under the terms of the agreement, Lone Star Gas Company (Lone Star Gas) and Lone Star Pipeline Company (Lone Star Pipeline), the local distribution and pipeline divisions of ENSERCH, and other businesses, excluding Enserch Exploration Inc. (EEX), will be acquired by the Company. Lone Star Gas is one of the largest gas distribution companies in the United States and the largest in Texas, serving over 1.3 million customers and providing service through over 23,500 miles of distribution mains. Lone Star Pipeline has one of the largest pipelines in the United States and consists of 9,200 miles of gathering and transmission pipelines in Texas. Also included in the acquisition are ENSERCH's subsidiaries engaged in natural gas processing, natural gas marketing and independent power production. The Company is expected to issue approximately $550 million of the Company's common stock to ENSERCH shareholders and approximately $1.15 billion of ENSERCH's debt and preferred stock would remain in effect. The transaction is subject to certain conditions which include the approval of ENSERCH's and EEX's shareholders and, under certain circumstances, the Company's shareholders. The transaction will be reported to the Texas Railroad Commission and is subject to approval by the SEC, review by the Antitrust Division of the U.S. Department of Justice and receipt by ENSERCH of a favorable ruling from the Internal Revenue Service.

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company and subsidiaries as of March 31, 1996, and the related condensed statements of consolidated income for the three-month and twelve-month periods ended March 31, 1996 and 1995, and of consolidated cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Texas Utilities Company and subsidiaries as of December 31, 1995, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 29, 1996, we expressed an unqualified opinion on those consolidated financial statements, which opinion included an explanatory paragraph concerning Texas Utilities Company and subsidiaries' change in accounting for the impairment of long-lived assets and long-lived assets to be disposed of. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Dallas, Texas
May 7, 1996

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Electric Company and subsidiaries (TU Electric) as of March 31, 1996, and the related condensed statements of consolidated income for the three-month and twelve-month periods ended March 31, 1996 and 1995, and of consolidated cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the TU Electric's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of TU Electric and subsidiaries as of December 31, 1995, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 29, 1996, we expressed an unqualified opinion on those consolidated financial statements, which opinion included an explanatory paragraph concerning TU Electric and subsidiaries' change in accounting for the impairment of long-lived assets and long-lived assets to be disposed of. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Dallas, Texas
May 7, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

   For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in the Texas Utilities Company (Company) and Texas Utilities Electric Company (TU Electric) Annual Reports on Form 10-K for the year 1995. Quarterly results presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including rate changes, variations in maintenance and other operating expense patterns, the impact of the change in AFUDC accruals and the charges for regulatory disallowances. No significant changes or events which might affect the financial condition of the Company and its subsidiaries (System Companies) have occurred subsequent to year-end other than as disclosed in the reports of the Company and TU Electric included herein .

THE COMPANY AND TU ELECTRIC

   On April 26, 1996, the Company and TU Electric entered into two new credit facility agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements, for which the Company pays a fee, have three facilities. Facility A provides for short-term borrowings of up to $375,000,000 at a variable interest rate and terminates April 25, 1997. Facility B provides for short-term borrowings of up to $875,000,000 at a variable interest rate and terminates April 26, 2001. The Company's borrowings under Facilities A and B are limited to an aggregate of $750,000,000 outstanding at any one time. Borrowings under these facilities will be used for working capital and other corporate purposes, including commercial paper backup. Facility C is a separate five-year, unsecured long-term loan to the Company in the principal amount of $300,000,000.

   In addition to the above, the Company and Texas Utilities Fuel Company have separate arrangements for uncommitted lines of credit. For more information regarding short-term and long-term financings of the Company and TU Electric, see Notes 2 and 3 to Condensed Consolidated Financial Statements.

   The System Companies expect to issue additional debt and equity securities as needed, including (i) the possible future sale by TU Electric of up to $350,000,000 of First Mortgage Bonds currently registered with the Securities and Exchange Commission (SEC) for offering pursuant to Rule 415 under the Securities Act of 1933 and (ii) the possible future sale by TU Electric of 250,000 shares of Cumulative Preferred Stock ($100 liquidation value) similarly registered. In addition, TU Electric has the ability to issue from time to time up to $98,850,000 of First Mortgage Bonds designated as Medium-Term Notes, Series D.

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

   The National Energy Policy Act of 1992 (Energy Act) addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. In addition, the Public Utility Regulatory Act of 1995, as amended (PURA), impacts the Public Utility Commission of Texas (PUC) and its regulatory practices and encourages increased competition in some aspects of the electric utility industry in Texas.
Although TU Electric and Southwestern Electric Service Company (SESCO) are unable to predict the ultimate impact of the Energy Act, PURA and any related regulations or legislation on their operations, they believe that such actions are consistent with the trend toward increased competition in the energy industry.

   While TU Electric and SESCO have experienced competitive pressures in the wholesale market resulting in a small loss of load for TU Electric since the beginning of 1993, wholesale sales represented a relatively low percentage of TU Electric's consolidated operating revenues for the three and twelve months ended March 31, 1996. TU Electric and SESCO are unable to predict the extent of future competitive developments in either the wholesale or retail markets or what impact, if any, such developments may have on their operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   For other information regarding Rate Proceedings, see Note 5 to Condensed Consolidated Financial Statements.

   Under the current regulatory environment, TU Electric and SESCO are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In the event the companies no longer meet the criteria for application of SFAS 71 due to significant changes in regulation or competition, the companies would discontinue the application of SFAS 71. If a portion of either company's operations continues to meet the criteria for application of SFAS 71, only that portion would be subject to SFAS 71 treatment. Should significant changes in regulation or competition occur, TU Electric and SESCO would be required to assess the recoverability of other assets, including plant, and, if impaired, to write down the assets to reflect their fair market value. Neither TU Electric nor SESCO can predict the timing or extent of changes in the business environment that may require the discontinuation of SFAS 71 application.

THE COMPANY

   External funds of a permanent or long-term nature are obtained through the sales of common stock, preferred stock, preferred securities and long-term debt by the System Companies. The capitalization ratios of the Company and its subsidiaries at March 31, 1996 consisted of approximately 56% long-term debt, 2% TU Electric obligated, mandatorily redeemable, preferred securities of trusts, 5% preferred stock and 37% common stock equity.

   To date in 1996, the System Companies redeemed, reacquired or made principal payments of $184,944,000 (including $181,379,000 for TU Electric) on long-term debt and preferred stock.

   On April 26, 1996, the Company borrowed $300,000,000 pursuant to Facility C of the Credit Agreements previously discussed. The proceeds were used to refinance outstanding indebtedness of the Company. Facility C matures April 26, 2001. The Company may choose to use either or both of two methods of calculating a variable interest rate for portions of the term loan. The initial interest rate for the entire term loan, 5.95%, is based on a three-month LIBOR rate.

TU ELECTRIC

   The capitalization ratios of TU Electric at March 31, 1996 consisted of approximately 50% long-term debt, 3% TU Electric obligated, mandatorily redeemable, preferred securities of trusts, 5% preferred stock and 42% common stock equity.

   Long-term debt financings to date in 1996 by TU Electric consisted of the issuance of pollution control revenue bonds in the amount of $133,010,000 and maturing in 2026. Current interest rates on such issuance range from 3.95% to 4.00%. Proceeds from such financings were used for the early redemption or reacquisition of debt and for general corporate purposes.

THE COMPANY

    In October 1995, the Company announced a modification of its dividend policy as a part of a financial strategy supporting the Company's overall business plan. As a result, a quarterly dividend of $0.50 per share, payable January 2, 1996, was declared by the Company's Board of Directors. The previous quarterly dividend was $0.77 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    In April 1996, the Company announced that it had entered into an agreement with Dallas-based ENSERCH Corporation (ENSERCH). Under the terms of the agreement, Lone Star Gas Company (Lone Star Gas) and Lone Star Pipeline Company (Lone Star Pipeline), the local distribution and pipeline divisions of ENSERCH, and other businesses, excluding Enserch Exploration Inc. (EEX), will be acquired by the Company. Lone Star Gas is one of the largest gas distribution companies in the United States and the largest in Texas, serving over 1.3 million customers and providing service through over 23,500 miles of distribution mains. Lone Star Pipeline has one of the largest pipelines in the United States and consists of 9,200 miles of gathering and transmission pipelines in Texas. Also included in the acquisition are ENSERCH's subsidiaries engaged in natural gas processing, natural gas marketing and independent power production. The Company is expected to issue approximately $550 million of the Company's common stock to ENSERCH shareholders and approximately $1.15 billion of ENSERCH's debt and preferred stock would remain in effect. The transaction is subject to certain conditions which include the approval of ENSERCH's and EEX's shareholders and, under certain circumstances, the Company's shareholders. The transaction will be reported to the Texas Railroad Commission and is subject to approval by the SEC, review by the Antitrust Division of the U.S. Department of Justice and receipt by ENSERCH of a favorable ruling from the Internal Revenue Service (IRS).

THE COMPANY AND TU ELECTRIC

    The re-evaluation of growth expectations, the effects of inflation, additional regulatory requirements and the availability of fuel, labor, materials and capital may result in changes to the estimated construction costs and dates of completion in the Company's and TU Electric's construction programs. Commitments in connection with the construction program are generally revocable subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties.

    The Company and TU Electric each plans to seek new investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will likely enhance the long-term returns to shareholders. Other than the ENSERCH acquisition discussed above, the timing and amounts of any specific new business investment opportunities are presently undetermined.

TU ELECTRIC

    The PUC's final order in connection with TU Electric's January 1990 rate increase request (Docket 9300) was reviewed by the 250th Judicial District Court of Travis County, Texas and thereafter was appealed to the Court of Appeals for the Third District of Texas (Court of Appeals) and to the Supreme Court of Texas (Supreme Court). As a result of such review and appeals, an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owners' interests in Comanche Peak nuclear-generating station (Comanche Peak) has been remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC will also be required to reevaluate the appropriate level of TU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing.

    The Court of Appeals' holding that tax benefits generated by costs, including capital costs, not allowed in rates must be used to reduce rates charged to customers was reversed by the Supreme Court in a February 1996 decision. The Supreme Court's ruling eliminates the potential normalization violation that two Private Letter Rulings issued by the IRS said would have resulted from the treatment that previously had been ordered by the Court of Appeals.

    Although TU Electric cannot predict the outcome of any appeal or reconsideration of the Docket 9300 rate decision, future regulatory actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments which might significantly alter its basic financial position or results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

THE COMPANY AND TU ELECTRIC

    For the three-month and twelve-month periods ended March 31, 1996, consolidated net income for the Company increased approximately 67% and decreased approximately 116% as compared to the respective periods ended March 31, 1995. For the Company and TU Electric, from which most of consolidated earnings is derived, the major factors affecting earnings for the three-month period were customer growth and a change in weather conditions as compared to the prior period. For the twelve-months ended, the major factors affecting earnings were cost control efforts, customer growth, a change to more normal weather conditions and an after-tax asset impairment of approximately $802 million ($316 million for TU Electric).

TU ELECTRIC

    For the three - and twelve - month periods, operating revenues increased approximately 9% and 2%, respectively. The following table details the factors contributing to these changes:

                                                                               INCREASE (DECREASE)
                                                                  -------------------------------------------
                                                                    THREE MONTHS ENDED     TWELVE MONTHS ENDED
                                                                  ----------------------  ----------------------
                             FACTORS                                          THOUSANDS OF DOLLARS
                            ---------

Base rate revenue (billed)  . . . . . . . . . . . . . . . . .         $   68 ,222               $ 121,776
Fuel revenue  . . . . . . . . . . . . . . . . . . . . . . . .              40,166                 (31,175)
Power cost recovery factor revenue  . . . . . . . . . . . . .              (1,931)                 (6,153)
Unbilled revenue and other  . . . . . . . . . . . . . . . . .              8 ,101                  34,241
                                                                      -----------               ---------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . .         $   114,558               $ 118,689
                                                                      ===========               =========

    Total energy sales (including unbilled energy sales) increased approximately 9% for the three-month period and 4% for the twelve-month period. The effect on billed energy sales and base rate revenue for both periods was primarily a result of an increase in customers and a change to more normal weather conditions as compared to the prior periods. The change in fuel revenue for both periods was primarily due to fluctuations in gas prices. The change in unbilled revenue and other for both periods resulted from warmer weather conditions as compared to the prior periods.

    Fuel and purchased power expense increased approximately 11% for the three-month period primarily due to an increase in gas prices as compared to the prior period.

    Allowance for funds used during construction (AFUDC) decreased approximately 12% for the three-month period due primarily to a reduction in the rate used for capitalizing AFUDC.

    Other income and deductions - net decreased for both periods due primarily to a decrease in miscellaneous interest income and an increase in non-operating expenses.

    Total interest and other charges, excluding AFUDC, decreased approximately 2% and 4% for the three- and twelve-month periods, respectively. Interest on mortgage bonds decreased over the prior period as a result of reduced interest requirements due to the Company's refinancing efforts, partially offset by increased interest requirements for new issues sold. The decrease in interest on other long-term debt for both periods was affected by the prepayment of TU Electric's promissory note to Brazos Electric Power Cooperative. For the twelve-month period, other interest charges decreased due to decreased interest on short-term borrowings and bonded rates, partially offset by increased interest on unbilled fuel revenue. Preferred securities of trusts distributions resulted from the issuance, in December 1995, of TU Electric obligated, mandatorily redeemable, preferred securities of trusts.

    For the three - and twelve-month periods, preferred stock dividends decreased approximately 39% and 22%, respectively due primarily to the partial redemption of certain series.

                           PART II. OTHER INFORMATION
                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES


ITEM 5.   OTHER INFORMATION

THE COMPANY

     In April 1996, the Company announced that it had entered into an agreement with Dallas-based ENSERCH Corporation (ENSERCH). Under the terms of the agreement, Lone Star Gas Company (Lone Star Gas) and Lone Star Pipeline Company (Lone Star Pipeline), the local distribution and pipeline divisions of ENSERCH, and other businesses, excluding Enserch Exploration Inc. (EEX), will be acquired by the Company. Lone Star Gas is one of the largest gas distribution companies in the United States and the largest in Texas, serving over 1.3 million customers and providing service through over 23,500 miles of distribution mains. Lone Star Pipeline has one of the largest pipelines in the United States and consists of 9,200 miles of gathering and transmission pipelines in Texas. Also included in the acquisition are ENSERCH's subsidiaries engaged in natural gas processing, natural gas marketing and independent power production. The Company is expected to issue approximately $550 million of the Company's common stock to ENSERCH shareholders and approximately $1.15 billion of ENSERCH's debt and preferred stock would remain in effect. The transaction is subject to certain conditions which include the approval of ENSERCH's and EEX's shareholders and, under certain circumstances, the Company's shareholders. The transaction will be reported to the Texas Railroad Commission and is subject to approval by the Securities and Exchange Commission, review by the Antitrust Division of the U.S. Department of Justice and receipt by ENSERCH of a favorable ruling from the Internal Revenue Service.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits filed as a part of Part II are:

         4(a)  -  Fifty-fifth Supplemental Indenture, dated as of March 1,
                  1996, to the TU Electric Mortgage and Deed of Trust, dated as of December 1, 1983, between TU Electric and Irving Trust Company (now the Bank of New York), Trustee.

         4(b)  -  Supplement No. 1, dated October 25, 1995, to Trust Indenture,
                  Security Agreement and Mortgage, dated as of December 1, 1989, among the Owner Trustee, TU Electric and the Indenture Trustee.

         4(c)  -  Supplement No. 1, dated October 19, 1995, to Amended and
                  Restated Participation Agreement, dated as of November 28, 1989, among the Owner Trustee, The First National Bank of Chicago, as Original Indenture trustee, the Indenture Trustee, the Owner Participant, Mesquite Power Corporation and TU Electric.

          15   -  Letters from Deloitte & Touche LLP as to unaudited interim financial information
                  15(a)   Texas Utilities Company
                  15(b)   Texas Utilities Electric Company

         27    -  Financial Data Schedules
                  27(a)   Texas Utilities Company
                  27(b)   Texas Utilities Electric Company

         99(a) - Amended and Restated Competitive Advance and Revolving Credit Facility Agreement, Facility A, dated as of April 26, 1996, among the Company, TU Electric, certain banks and Chemical Bank and Texas Commerce Bank National Association, as Agents.

                           PART II. OTHER INFORMATION
                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     99(b) - Amended and Restated Term Loan and Competitive Advance and Revolving Credit Facility Agreement, Facilities B and C, dated as of April 26, 1996, among the Company, TU Electric, certain banks and Chemical Bank and Texas Commerce Bank National Association, as Agents.

  (b)     Reports on Form 8-K filed since December 31, 1995 are as follows:

          Date of Report                           Item Reported
          --------------                           -------------
          THE COMPANY
          -----------
          April 13, 1996                      Item 5. OTHER EVENTS
                                              Item 7. FINANCIAL STATEMENTS AND EXHIBITS





                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                              TEXAS UTILITIES COMPANY



                                  By          /s/ Cathryn C. Hulen
                                    --------------------------------------------
                                                 Cathryn C. Hulen
                                                  Controller and
                                           Principal Accounting Officer


Date:   May 7, 1996





                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                        TEXAS UTILITIES ELECTRIC COMPANY



                                  By          /s/ Cathryn C. Hulen
                                    --------------------------------------------
                                                 Cathryn C. Hulen
                                                  Controller and
                                           Principal Accounting Officer


Date:   May 7, 1996

                              INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                   DESCRIPTION
        ------                   -----------
         4(a)  -  Fifty-fifth Supplemental Indenture, dated as of March 1,
                  1996, to the TU Electric Mortgage and Deed of Trust, dated as of December 1, 1983, between TU Electric and Irving Trust
                  Company (now the Bank of New York), Trustee.

         4(b)  -  Supplement No. 1, dated October 25, 1995, to Trust Indenture,
                  Security Agreement and Mortgage, dated as of December 1,
                  1989, among the Owner Trustee, TU Electric and the Indenture
                  Trustee.

         4(c)  -  Supplement No. 1, dated October 19, 1995, to Amended and
                  Restated Participation Agreement, dated as of November 28,
                  1989, among the Owner Trustee, The First National Bank of
                  Chicago, as Original Indenture trustee, the Indenture
                  Trustee, the Owner Participant, Mesquite Power Corporation and TU Electric.

          15   -  Letters from Deloitte & Touche LLP as to unaudited interim financial information
                  15(a)   Texas Utilities Company
                  15(b)   Texas Utilities Electric Company

         27    -  Financial Data Schedules
                  27(a)   Texas Utilities Company
                  27(b)   Texas Utilities Electric Company

         99(a) -  Amended and Restated Competitive Advance and Revolving Credit
                  Facility Agreement, Facility A, dated as of April 26, 1996, among the Company, TU Electric, certain banks and Chemical
                  Bank and Texas Commerce Bank National Association, as Agents.

         99(b) -  Amended and Restated Term Loan and Competitive Advance and
                  Revolving Credit Facility Agreement, Facilities B and C, dated as of April 26, 1996, among the Company, TU Electric, certain banks and Chemical Bank and Texas Commerce Bank
                  National Association, as Agents.