Form 10-Q
period 1996-06-30
TEXAS UTILITIES CO; TEXAS UTILITIES ELECTRIC CO
filed 1996-08-08
CIK 97561, 710182

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                    -- OR --

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                   ---------

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

                                   ---------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes  x    No
    ---      ---

COMMON STOCK OUTSTANDING AT JULY 31, 1996:
Texas Utilities Company: 224,602,557 shares, without par value.
Texas Utilities Electric Company: 156,800,000 shares, without par value.


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

                               TABLE OF CONTENTS
- --------------------------------------------------------------------------------



PART I.  FINANCIAL INFORMATION                                                               PAGE
                                                                                             ----

         Item 1.  Financial Statements

              TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                    Condensed Statements of Consolidated Income
                    Three, Six and Twelve Months Ended June 30, 1996 and 1995..............    3

                    Condensed Statements of Consolidated Cash Flows
                    Six Months Ended June 30, 1996 and 1995................................    4

                    Condensed Consolidated Balance Sheets
                    June 30, 1996 and December 31, 1995....................................    5

              TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES

                    Condensed Statements of Consolidated Income
                    Three, Six and Twelve Months Ended June 30, 1996 and 1995..............    7

                    Condensed Statements of Consolidated Cash Flows
                    Six Months Ended June 30, 1996 and 1995................................    8

                    Condensed Consolidated Balance Sheets
                    June 30, 1996 and December 31, 1995....................................    9

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........................   11

              INDEPENDENT ACCOUNTANTS' REPORTS.............................................   15


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operation.................................................   17



PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.........................................   21


SIGNATURES.................................................................................   22

                         PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)



                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                               ------------------------   -------------------------
                                                                 1996          1995          1996          1995
                                                              -----------   -----------   -----------   -----------
                                                                              THOUSANDS OF DOLLARS

OPERATING REVENUES .........................................  $ 1,691,313   $ 1,353,998   $ 3,155,213   $ 2,598,263
                                                              -----------   -----------   -----------   -----------
OPERATING EXPENSES
   Fuel and purchased power ................................      554,620       392,277     1,036,451       782,869
   Operation ...............................................      231,021       203,862       441,445       399,478
   Maintenance .............................................       86,670        65,970       157,689       134,801
   Depreciation and amortization ...........................      154,444       139,245       307,753       278,159
   Taxes other than income .................................      129,511       130,339       261,890       269,307
                                                              -----------   -----------   -----------   -----------
      Total operating expenses .............................    1,156,266       931,693     2,205,228     1,864,614
                                                              -----------   -----------   -----------   -----------

OPERATING INCOME ...........................................      535,047       422,305       949,985       733,649

OTHER INCOME AND (DEDUCTIONS) - NET ........................       (4,382)        4,394          (792)        9,076
                                                              -----------   -----------   -----------   -----------

TOTAL INCOME ...............................................      530,665       426,699       949,193       742,725
                                                              -----------   -----------   -----------   -----------
INTEREST AND OTHER CHARGES
  Interest .................................................      217,249       177,097       416,824       353,618
  Allowance for borrowed funds used during construction ....       (2,581)       (4,643)       (6,537)       (9,813)
  Impairment of assets .....................................         --            --            --            --
  TU Electric obligated, mandatorily redeemable, preferred
    securities of trusts distributions .....................        8,250          --          16,499          --
  Preferred stock dividends of subsidiary ..................       13,306        21,235        27,725        44,781
                                                              -----------   -----------   -----------   -----------
     Total interest and other charges ......................      236,224       193,689       454,511       388,586
                                                              -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES ..........................      294,441       233,010       494,682       354,139

INCOME TAX EXPENSE (BENEFIT) ...............................       91,484        84,578       165,651       130,296
                                                              -----------   -----------   -----------   -----------

CONSOLIDATED NET INCOME (LOSS) .............................  $   202,957   $   148,432   $   329,031   $   223,843
                                                              ===========   ===========   ===========   ===========

Average shares of common stock outstanding (thousands) .....      225,593       225,841       225,717       225,841

Earnings (loss) and dividends per share of common stock:
   Earnings (loss) (on average shares outstanding) .........  $      0.90   $      0.66   $      1.46   $      0.99
   Dividends declared ......................................  $      0.50   $      0.77   $      1.00   $      1.54


                                                                TWELVE MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 1996          1995
                                                              -----------   -----------
                                                                 THOUSANDS OF DOLLARS

OPERATING REVENUES .........................................  $ 6,195,638   $ 5,520,970
                                                              -----------   -----------
OPERATING EXPENSES
   Fuel and purchased power ................................    1,894,572     1,660,372
   Operation ...............................................      861,601       844,417
   Maintenance .............................................      312,898       284,421
   Depreciation and amortization ...........................      593,414       554,001
   Taxes other than income .................................      529,190       535,744
                                                              -----------   -----------
      Total operating expenses .............................    4,191,675     3,878,955
                                                              -----------   -----------

OPERATING INCOME ...........................................    2,003,963     1,642,015

OTHER INCOME AND (DEDUCTIONS) - NET ........................       14,716        25,236
                                                              -----------   -----------

TOTAL INCOME ...............................................    2,018,679     1,667,251
                                                              -----------   -----------
INTEREST AND OTHER CHARGES
  Interest .................................................      769,389       709,381
  Allowance for borrowed funds used during construction ....      (12,051)      (15,953)
  Impairment of assets .....................................    1,233,320          --
  TU Electric obligated, mandatorily redeemable, preferred
    securities of trusts distributions .....................       18,299          --
  Preferred stock dividends of subsidiary ..................       67,859        92,592
                                                              -----------   -----------
     Total interest and other charges ......................    2,076,816       786,020
                                                              -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES ..........................      (58,137)      881,231

INCOME TAX EXPENSE (BENEFIT) ...............................      (24,680)      327,562
                                                              -----------   -----------

CONSOLIDATED NET INCOME (LOSS) .............................  $   (33,457)  $   553,669
                                                              ===========   ===========

Average shares of common stock outstanding (thousands) .....      225,779       225,841

Earnings (loss) and dividends per share of common stock:
   Earnings (loss) (on average shares outstanding) .........  $     (0.15)  $      2.45
   Dividends declared ......................................  $      2.27   $      3.08


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)



                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                             -----------------------
                                                                               1996         1995
                                                                             ----------   ----------
                                                                              THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
   Consolidated net income ................................................  $  329,031   $  223,843
   Adjustments to reconcile consolidated net income to cash provided by operating activities:
     Depreciation and amortization (including amounts charged to fuel) ....     381,644      352,533
     Deferred federal income taxes-- net ..................................      93,862       98,176
     Federal investment tax credits-- net .................................     (11,501)     (11,518)
     Allowance for equity funds used during construction ..................        (912)          48
     Changes in operating assets and liabilities:
       Receivables ........................................................    (168,312)     (65,329)
       Inventories ........................................................      11,054        4,810
       Accounts payable ...................................................      53,916       45,426
       Interest and taxes accrued .........................................      27,142      (48,393)
       Other working capital ..............................................         532      (40,923)
       Over/(under)-recovered fuel revenue-- net of deferred taxes ........     (61,407)      85,388
       Other-- net ........................................................      38,589       (9,911)
                                                                             ----------   ----------
         Cash provided by operating activities ............................     693,638      634,150
                                                                             ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of securities:
     First mortgage bonds .................................................     133,010      317,176
     Other long-term debt .................................................     300,000      300,000
   Retirement of long-term debt, preferred stock and common stock .........    (284,255)    (501,251)
   Change in notes payable ................................................    (308,386)     (64,781)
   Common stock dividends paid ............................................    (225,843)    (347,861)
   Debt premium, discount, financing and reacquisition expenses ...........      (9,012)     (44,672)
                                                                             ----------   ----------
         Cash used in financing activities ................................    (394,486)    (341,389)
                                                                             ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Construction expenditures ..............................................    (205,366)    (199,428)
   Allowance for equity funds used during construction (excluding
     amount for nuclear fuel) .............................................         535          (48)
   Change in construction receivables/payables-- net ......................         249        1,328
   Non-utility property-- net .............................................      (5,140)     (63,039)
   Nuclear fuel (excluding allowance for equity funds used
     during construction) .................................................     (42,581)     (18,552)
   Other investments ......................................................     (92,400)     (13,185)
                                                                             ----------   ----------
         Cash used in investing activities ................................    (344,703)    (292,924)
                                                                             ----------   ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................................      34,628         --
                                                                             ----------   ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...................................     (10,923)        (163)
CASH AND CASH EQUIVALENTS-- BEGINNING BALANCE .............................      24,853        7,426
                                                                             ----------   ----------
CASH AND CASH EQUIVALENTS-- ENDING BALANCE ................................  $   13,930   $    7,263
                                                                             ==========   ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                               JUNE 30,     DECEMBER 31,
                                                                                 1996           1995
                                                                             (UNAUDITED)
                                                                             ------------   ------------
                                                                                 THOUSANDS OF DOLLARS
UTILITY PLANT
    In service:
     Production ...........................................................  $ 16,680,492   $ 16,661,053
     Transmission .........................................................     1,598,305      1,592,610
     Distribution .........................................................     5,511,299      5,333,396
     General ..............................................................       488,933        466,474
                                                                             ------------   ------------
       Total ..............................................................    24,279,029     24,053,533
     Less accumulated depreciation ........................................     5,851,376      5,562,190
                                                                             ------------   ------------
       Utility plant in service less accumulated depreciation .............    18,427,653     18,491,343
    Construction work in progress .........................................       274,776        271,033
    Nuclear fuel (net of accumulated amortization: 1996 -- $330,386,000;
      1995-- $295,390,000) ................................................       274,697        266,735
    Held for future use ...................................................        25,065         25,096
                                                                             ------------   ------------
       Utility plant less accumulated depreciation and amortization .......    19,002,191     19,054,207
    Less reserve for regulatory disallowances .............................     1,308,460      1,308,460
                                                                             ------------   ------------
       Net utility plant ..................................................    17,693,731     17,745,747
                                                                             ------------   ------------
INVESTMENTS
    Non-utility property ..................................................       427,560        422,421
    Other investments .....................................................       704,002        617,583
                                                                             ------------   ------------
       Total investments ..................................................     1,131,562      1,040,004
                                                                             ------------   ------------
CURRENT ASSETS
    Cash in banks .........................................................        13,930         24,853
    Special deposits ......................................................         4,835         19,455
    Accounts receivable:
     Customers ............................................................       445,410        275,275
     Other ................................................................        49,634         51,735
     Allowance for uncollectible accounts .................................        (5,445)        (5,965)
    Inventories -- at average cost:
     Materials and supplies ...............................................       199,982        200,145
     Fuel stock ...........................................................       117,119        128,028
    Prepayments ...........................................................        76,745         55,528
    Deferred federal income taxes .........................................        42,611         84,410
    Other current assets ..................................................        19,611         14,924
                                                                             ------------   ------------
       Total current assets ...............................................       964,432        848,388
                                                                             ------------   ------------
DEFERRED DEBITS
    Unamortized regulatory assets .........................................     1,856,328      1,901,310
    Other deferred debits .................................................        84,496         73,087
                                                                             ------------   ------------
       Total deferred debits ..............................................     1,940,824      1,974,397
    Less reserve for regulatory disallowances .............................        72,685         72,685
                                                                             ------------   ------------
       Net deferred debits ................................................     1,868,139      1,901,712
                                                                             ------------   ------------

               Total ......................................................  $ 21,657,864   $ 21,535,851
                                                                             ============   ============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES


                                                                                          JUNE 30,     DECEMBER 31,
                                                                                            1996           1995
                                                                                        (UNAUDITED)
                                                                                        ------------   ------------
                                                                                           THOUSANDS OF DOLLARS
CAPITALIZATION
   Common stock without par value -- net:
      Authorized shares -- 500,000,000
      Outstanding shares: 1996-- 224,602,557; 1995-- 225,841,037 ....................   $  4,784,571   $  4,806,912
    Retained earnings ...............................................................      1,006,037        924,444
    Cumulative currency translation adjustment ......................................         37,228            397
                                                                                        ------------   ------------
         Total common stock equity ..................................................      5,827,836      5,731,753
    Preferred stock:
      Not subject to mandatory redemption ...........................................        489,695        489,695
      Subject to mandatory redemption ...............................................        250,796        263,196
    TU Electric obligated, mandatorily redeemable, preferred securities of trusts ...        381,679        381,476
    Long-term debt, less amounts due currently ......................................      8,971,681      9,174,575
                                                                                        ------------   ------------
         Total capitalization .......................................................     15,921,687     16,040,695
                                                                                        ------------   ------------

CURRENT LIABILITIES
    Notes payable:
      Commercial paper ..............................................................        291,000        321,990
      Banks .........................................................................         11,813        275,000
    Long-term debt due currently ....................................................        517,179         61,321
    Accounts payable ................................................................        355,052        300,726
    Dividends declared ..............................................................        125,626        125,929
    Customers' deposits .............................................................         79,556         76,963
    Taxes accrued ...................................................................        182,037        167,951
    Interest accrued ................................................................        178,446        165,277
    Over-recovered fuel revenue .....................................................         21,385        115,858
    Other current liabilities .......................................................        111,826        101,566
                                                                                        ------------   ------------
          Total current liabilities .................................................      1,873,920      1,712,581
                                                                                        ------------   ------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
    Accumulated deferred federal income taxes .......................................      2,732,302      2,669,808
    Unamortized federal investment tax credits ......................................        601,414        622,786
    Other deferred credits and noncurrent liabilities ...............................        528,541        489,981
                                                                                        ------------   ------------
          Total deferred credits and other noncurrent liabilities ...................      3,862,257      3,782,575


COMMITMENTS AND CONTINGENCIES (Note 5)

                                                                                        ------------   ------------
               Total ................................................................   $ 21,657,864   $ 21,535,851
                                                                                        ============   ============


     See Accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)



                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                               --------------------------    --------------------------
                                                                  1996           1995           1996           1995
                                                               -----------    -----------    -----------    -----------
                                                                               THOUSANDS OF DOLLARS

OPERATING REVENUES .........................................   $ 1,558,778    $ 1,341,245    $ 2,907,108    $ 2,575,017
                                                               -----------    -----------    -----------    -----------
OPERATING EXPENSES
    Fuel and purchased power ...............................       507,472        410,127        957,293        816,829
    Operation ..............................................       193,748        189,939        374,315        377,471
    Maintenance ............................................        85,217         63,853        155,042        131,231
    Depreciation and amortization ..........................       139,733        136,871        278,797        273,428
    Federal income taxes ...................................       119,022         87,580        197,831        135,024
    Taxes other than income ................................       122,567        124,254        247,754        257,022
                                                               -----------    -----------    -----------    -----------
      Total operating expenses .............................     1,167,759      1,012,624      2,211,032      1,991,005
                                                               -----------    -----------    -----------    -----------

OPERATING INCOME ...........................................       391,019        328,621        696,076        584,012
                                                               -----------    -----------    -----------    -----------
OTHER INCOME (LOSS)
    Allowance for equity funds used during construction ....           359           --              899            (58)
    Impairment of assets ...................................          --             --             --             --
    Other income and (deductions)-- net ....................        (4,682)         2,680         (4,910)         5,042
    Federal income taxes ...................................        17,307           (808)        17,419         (1,592)
                                                               -----------    -----------    -----------    -----------
      Total other income (loss) ............................        12,984          1,872         13,408          3,392
                                                               -----------    -----------    -----------    -----------

TOTAL INCOME ...............................................       404,003        330,493        709,484        587,404
                                                               -----------    -----------    -----------    -----------
INTEREST AND OTHER  CHARGES
    Interest on mortgage bonds .............................       121,511        135,205        247,477        272,147
    Interest on other long-term debt .......................         8,357         12,823         16,653         21,422
    Other interest .........................................        40,593         12,887         54,733         27,667
    TU Electric obligated, mandatorily redeemable, preferred
      securities of trusts distributions ...................         8,250           --           16,499           --
    Allowance for borrowed funds used during construction ..        (2,577)        (4,641)        (6,532)        (9,809)
                                                               -----------    -----------    -----------    -----------
      Total interest and other charges .....................       176,134        156,274        328,830        311,427
                                                               -----------    -----------    -----------    -----------

CONSOLIDATED NET INCOME ....................................       227,869        174,219        380,654        275,977

PREFERRED STOCK DIVIDENDS ..................................        13,306         21,235         27,725         44,781
                                                               -----------    -----------    -----------    -----------
CONSOLIDATED NET INCOME AVAILABLE FOR
    COMMON STOCK ...........................................   $   214,563    $   152,984    $   352,929    $   231,196
                                                               ===========    ===========    ===========    ===========


                                                                  TWELVE MONTHS ENDED
                                                                        JUNE 30,
                                                               --------------------------
                                                                  1996           1995
                                                               -----------    -----------
                                                                  THOUSANDS OF DOLLARS

OPERATING REVENUES .........................................   $ 5,892,553    $ 5,471,212
                                                               -----------    -----------
OPERATING EXPENSES
    Fuel and purchased power ...............................     1,837,554      1,728,798
    Operation ..............................................       764,594        793,040
    Maintenance ............................................       305,095        275,653
    Depreciation and amortization ..........................       554,980        544,842
    Federal income taxes ...................................       445,123        338,570
    Taxes other than income ................................       502,777        511,561
                                                               -----------    -----------
      Total operating expenses .............................     4,410,123      4,192,464
                                                               -----------    -----------

OPERATING INCOME ...........................................     1,482,430      1,278,748
                                                               -----------    -----------
OTHER INCOME (LOSS)
    Allowance for equity funds used during construction ....         7,615          4,717
    Impairment of assets ...................................      (486,350)          --
    Other income and (deductions)-- net ....................        (1,327)        10,567
    Federal income taxes ...................................       188,373         (3,734)
                                                               -----------    -----------
      Total other income (loss) ............................      (291,689)        11,550
                                                               -----------    -----------

TOTAL INCOME ...............................................     1,190,741      1,290,298
                                                               -----------    -----------
INTEREST AND OTHER  CHARGES
    Interest on mortgage bonds .............................       502,307        549,306
    Interest on other long-term debt .......................        39,302         37,464
    Other interest .........................................        85,566         58,414
    TU Electric obligated, mandatorily redeemable, preferred
      securities of trusts distributions ...................        18,299           --
    Allowance for borrowed funds used during construction ..       (12,042)       (15,943)
                                                               -----------    -----------
      Total interest and other charges .....................       633,432        629,241
                                                               -----------    -----------

CONSOLIDATED NET INCOME ....................................       557,309        661,057

PREFERRED STOCK DIVIDENDS ..................................        67,859         92,592
                                                               -----------    -----------
CONSOLIDATED NET INCOME AVAILABLE FOR
    COMMON STOCK ...........................................   $   489,450    $   568,465
                                                               ===========    ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)


                                                                                       SIX  MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    ------------------------
                                                                                       1996          1995
                                                                                    ----------    ----------
                                                                                      THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
   Consolidated net income ......................................................   $  380,654    $  275,977
   Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization (including amounts charged to fuel) ..........      337,978       337,374
     Deferred federal income taxes-- net ........................................       91,500       105,474
     Federal investment tax credits-- net .......................................      (10,714)      (10,730)
     Allowance for equity funds used during construction ........................         (899)           58
     Changes in operating assets and liabilities:
       Receivables ..............................................................     (147,168)      (59,401)
       Inventories ..............................................................        7,273        (3,309)
       Accounts payable .........................................................       43,798        16,439
       Interest and taxes accrued ...............................................       46,108       (48,370)
       Other working capital ....................................................      (14,485)      (33,066)
       Over/(under)-recovered fuel revenue-- net of deferred taxes ..............      (61,407)       85,388
       Other-- net ..............................................................        2,976       (18,692)
                                                                                    ----------    ----------
         Cash provided by operating activities ..................................      675,614       647,142
                                                                                    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of securities:
     First mortgage bonds .......................................................      133,010       317,176
     Other long-term debt .......................................................         --         300,000
   Retirement of long-term debt and preferred stock .............................     (230,647)     (496,976)
   Change in notes payable ......................................................      (30,990)      (64,781)
   Change in notes receivable ...................................................      (34,724)      (30,614)
   Preferred stock dividends paid ...............................................      (19,982)      (47,141)
   Common stock dividends paid ..................................................     (244,608)     (360,640)
   Debt premium, discount, financing and reacquisition expenses .................       (6,562)      (44,672)
                                                                                    ----------    ----------
         Cash used in financing activities ......................................     (434,503)     (427,648)
                                                                                    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Construction expenditures ....................................................     (175,100)     (190,942)
   Allowance for equity funds used during construction
     (excluding amount for nuclear fuel) ........................................          522           (58)
   Change in construction receivables/payables-- net ............................         (249)        1,328
   Non-utility property-- net ...................................................         --              16
   Nuclear fuel (excluding allowance for equity funds used during construction) .      (42,581)      (18,552)
   Other investments ............................................................      (34,472)      (11,423)
                                                                                    ----------    ----------
         Cash used in investing activities ......................................     (251,880)     (219,631)
                                                                                    ----------    ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS .........................................      (10,769)         (137)
CASH AND CASH EQUIVALENTS-- BEGINNING BALANCE ...................................       22,633         6,699
                                                                                    ----------    ----------
CASH AND CASH EQUIVALENTS-- ENDING BALANCE ......................................   $   11,864    $    6,562
                                                                                    ==========    ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  1996            1995
                                                                              (UNAUDITED)
                                                                              ------------    ------------
                                                                                THOUSANDS OF DOLLARS
ELECTRIC PLANT
    In service:
     Production ...........................................................   $ 15,719,508    $ 15,699,488
     Transmission .........................................................      1,592,168       1,586,547
     Distribution .........................................................      4,335,282       4,229,794
     General ..............................................................        427,845         407,897
                                                                              ------------    ------------
       Total ..............................................................     22,074,803      21,923,726
     Less accumulated depreciation ........................................      5,336,229       5,075,428
                                                                              ------------    ------------
       Electric plant in service less accumulated depreciation ............     16,738,574      16,848,298
    Construction work in progress .........................................        238,335         236,913
    Nuclear fuel (net of accumulated amortization:  1996 -- $330,386,000;
      1995-- $295,390,000) ................................................        274,697         266,735

    Held for future use ...................................................         25,065          25,096
                                                                              ------------    ------------
       Electric plant less accumulated depreciation and amortization ......     17,276,671      17,377,042
    Less reserve for regulatory disallowances .............................      1,308,460       1,308,460
                                                                              ------------    ------------
       Net electric plant .................................................     15,968,211      16,068,582
                                                                              ------------    ------------
INVESTMENTS
     Non-utility property .................................................        332,234         332,234
     Other investments ....................................................        138,361         103,888
                                                                              ------------    ------------
       Total investments ..................................................        470,595         436,122
                                                                              ------------    ------------
CURRENT ASSETS
    Cash in banks .........................................................         11,864          22,633
    Special deposits ......................................................            552             527
    Notes receivable-- affiliates .........................................         37,080           2,356
    Accounts receivable:
     Customers ............................................................        364,334         212,165
     Other ................................................................         30,177          34,906
     Allowance for uncollectible accounts .................................         (4,186)         (3,914)
    Inventories -- at average cost:
       Materials and supplies .............................................        179,995         179,001
       Fuel stock .........................................................         74,622          82,889
    Prepayments ...........................................................         54,973          31,225
    Deferred federal income taxes .........................................         54,032          79,629
    Other current assets ..................................................          1,359           1,455
                                                                              ------------    ------------
       Total current assets ...............................................        804,802         642,872
                                                                              ------------    ------------
DEFERRED DEBITS
    Unamortized regulatory assets .........................................      1,836,307       1,879,369
    Other deferred debits .................................................         61,740          49,114
                                                                              ------------    ------------
       Total deferred debits ..............................................      1,898,047       1,928,483
    Less reserve for regulatory disallowances .............................         72,685          72,685
                                                                              ------------    ------------
       Net deferred debits ................................................      1,825,362       1,855,798
                                                                              ------------    ------------

            Total .........................................................   $ 19,068,970    $ 19,003,374
                                                                              ============    ============


     See Accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES


                                                                                          JUNE 30,     DECEMBER 31,
                                                                                            1996          1995
                                                                                        (UNAUDITED)
                                                                                        ------------   ------------
                                                                                           THOUSANDS OF DOLLARS
CAPITALIZATION Common stock without par value:
      Authorized shares -- 180,000,000
      Outstanding shares-- 156,800,000 ..............................................   $  4,732,305   $  4,732,305
    Retained earnings ...............................................................      1,175,915      1,067,593
                                                                                        ------------   ------------
          Total common stock equity .................................................      5,908,220      5,799,898
    Preferred stock:
      Not subject to mandatory redemption ...........................................        489,695        489,695
      Subject to mandatory redemption ...............................................        250,796        263,196
    TU Electric obligated, mandatorily redeemable, preferred securities of trusts ...        381,679        381,476
    Long-term debt, less amounts due currently ......................................      6,674,743      7,212,070
                                                                                        ------------   ------------
          Total capitalization ......................................................     13,705,133     14,146,335
                                                                                        ------------   ------------




CURRENT LIABILITIES
    Notes payable-- commercial paper ................................................        291,000        321,990
    Long-term debt due currently ....................................................        499,316         43,458
    Accounts payable:
      Affiliates ....................................................................        142,328        101,722
      Other .........................................................................        112,345        109,402
    Dividends declared ..............................................................         12,707         13,210
    Customers' deposits .............................................................         67,192         63,564
    Taxes accrued ...................................................................        180,696        142,364
    Interest accrued ................................................................        149,591        141,815
    Over-recovered fuel revenue .....................................................         21,385        115,858
    Other current liabilities .......................................................         77,427         63,716
                                                                                        ------------   ------------
          Total current liabilities .................................................      1,553,987      1,117,099
                                                                                        ------------   ------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
    Accumulated deferred federal income taxes .......................................      2,936,701      2,869,049
    Unamortized federal investment tax credits ......................................        588,880        609,466
    Other deferred credits and noncurrent liabilities ...............................        284,269        261,425
                                                                                        ------------   ------------
          Total deferred credits and other noncurrent liabilities ...................      3,809,850      3,739,940


COMMITMENTS AND CONTINGENCIES (Note 5)


                                                                                        ------------   ------------
            Total ...................................................................   $ 19,068,970   $ 19,003,374
                                                                                        ============   ============



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

THE COMPANY AND TU ELECTRIC

    Basis of Presentation -- The condensed consolidated financial statements of Texas Utilities Company (Company) and its subsidiaries and Texas Utilities Electric Company and its subsidiaries (TU Electric) have been prepared on the same basis as those in the 1995 Annual Reports of the Company and TU Electric on Form 10-K and, in the opinion of the Company or TU Electric, as the case may be, all adjustments (constituting only normal recurring accruals) necessary to a fair presentation of the results of operation and financial position have been included therein. The statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

    These condensed consolidated financial statements, and notes thereto, should be considered in conjunction with the consolidated financial statements, and the notes thereto, of the Company and TU Electric included in the 1995 Annual Reports of the Company and TU Electric on Form 10-K, and the information under Management's Discussion and Analysis of Financial Condition and Results of Operation herein. The Company and TU Electric each believes that its respective disclosures are adequate to make the information presented not misleading. Certain financial statement items have been reclassified to conform to the current period presentation.

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

THE COMPANY

    Consolidation -- The condensed consolidated financial statements include the Company and all of its subsidiaries (System Companies):

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

TU ELECTRIC

    Consolidation -- The condensed consolidated financial statements of TU Electric include all of its subsidiaries, all of which are business trusts. All significant intercompany items and transactions have been eliminated in consolidation.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.  SHORT-TERM FINANCING

THE COMPANY AND TU ELECTRIC

    In April 1996, the Company and TU Electric entered into two new credit agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements, for each of which the Company pays a fee, have three facilities. Borrowings under these facilities will be used for working capital and other corporate purposes, including commercial paper backup. Facility A provides for short-term borrowings of up to $375,000,000 at a variable interest rate and terminates April 25, 1997. Facility B provides for short-term borrowings of up to $875,000,000 at a variable interest rate and terminates April 26, 2001. The Company's borrowings under Facilities A and B are limited to an aggregate of $750,000,000 outstanding at any one time. Facility C is a separate five-year, unsecured long-term loan to the Company in the principal amount of $300,000,000.

3.  CAPITALIZATION

THE COMPANY

COMMON STOCK

    In June 1996, the Company purchased and retired 1,238,480 shares of its issued and outstanding common stock.

LONG-TERM DEBT

    In April 1996, the Company borrowed $300,000,000 pursuant to Facility C of the Credit Agreements as discussed in Note 2. The proceeds were used to refinance outstanding indebtedness of the Company. Facility C matures April 26, 2001. The Company may choose to use either or both of two methods of calculating a variable interest rate for portions of the term loan. The initial interest rate for the entire term loan, 5.95%, is based on three-month LIBOR.

TU ELECTRIC

PREFERRED STOCK

    At June 30, 1996 and December 31, 1995, TU Electric had 17,000,000 shares of preferred stock authorized by its articles of incorporation of which 7,484,103 and 7,609,103 shares were issued and outstanding, respectively.

    TU Electric redeemed 125,000 shares of its $9.64 Cumulative Preferred Stock on May 1, 1996, which fulfills its mandatory redemption requirements, with respect to preferred stock, until November 1, 1996.

LONG-TERM DEBT

    In March 1996, the Brazos River Authority, the Sabine River Authority of Texas and the Trinity River Authority of Texas issued $133,010,000 aggregate principal amount of Pollution Control Revenue Bonds collateralized by TU Electric's First Mortgage Bonds. All such bonds mature on March 1, 2026, have variable interest rates and are subject to mandatory tender and remarketing from time to time. The remarketing of the bonds is supported by standby bond purchase agreements. Scheduled payments of interest and of principal at maturity or on mandatory redemption, upon the occurrence of certain events, are supported by municipal bond insurance policies. Interest rates on all the bonds are currently determined daily. For the period ended June 30, 1996, such rates ranged from 3.60% to 3.80%.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    TU Electric redeemed or reacquired the following long-term debt during the six months ended June 30, 1996:

                                                 PRINCIPAL
               DESCRIPTION                         AMOUNT       INTEREST RATE       MATURITY
               -----------                      ------------   ---------------      ---------
First mortgage bonds ........................   $129,595,000   7-3/8% to 9.95%      2001-2025
Taxable pollution control revenue bonds .....     25,060,000   5.16% to 6.65%          2021
Pollution control revenue bonds .............     57,950,000       7-3/4%              2016
                                                ------------
     Total ..................................   $212,605,000
                                                ============

4.   FEDERAL INCOME TAXES

THE COMPANY

     As a part of its ongoing large case audit program, the Internal Revenue Service (IRS) has audited the consolidated Federal income tax returns of the System Companies for the years 1987 through 1990. During the course of the audit, the IRS proposed a number of adjustments to the returns as filed, the most significant of which related to a proposed reclassification of certain costs incurred in connection with the construction of Comanche Peak Unit 1 as costs incurred to procure a nuclear operating license. In accordance with an agreement reached by both parties in May 1996, the Company made an additional tax payment to the IRS which resolved all issues proposed in the audit. The additional payment did not have a material effect on the Company and its financial position or results of operation.

5.   COMMITMENTS AND CONTINGENCIES

COOLING WATER CONTRACTS

TU ELECTRIC

     TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $34,575,000 at June 30, 1996, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TU Electric. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $79,865,000 remaining principal amount of bonds at June 30, 1996, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality.

NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL

TU ELECTRIC

     TU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of Comanche Peak nuclear generating station (Comanche Peak), whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At June 30, 1996, such reserve totaled $87,077,000 which includes an accrual of $9,089,000 and $18,179,000 for the six and twelve months ended June 30, 1996, respectively.
As of June 30, 1996, the market value of deposits in the external trust for decommissioning of Comanche Peak was $100,246,000. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study during 1992 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities were estimated to be $255,000,000 and $344,000,000, respectively. Decommissioning activities are projected to begin in 2030 and 2033 for Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. TU Electric is recovering such costs based upon the 1992 study through its rates placed in effect under Docket 11735.

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

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company and subsidiaries as of June 30, 1996, and the related condensed statements of consolidated income for the three-month, six month and twelve-month periods ended June 30, 1996 and 1995, and of consolidated cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


DELOITTE & TOUCHE LLP

August 6, 1996

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Electric Company and subsidiaries (TU Electric) as of June 30, 1996, and the related condensed statements of consolidated income for the three-month, six month and twelve-month periods ended June 30, 1996 and 1995, and of consolidated cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of TU Electric's management.

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

August 6, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

    For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in the Texas Utilities Company (Company) and its subsidiaries and Texas Utilities Electric Company and its subsidiaries (TU Electric) Annual Reports on Form 10-K for the year 1995. Quarterly results presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of the Company and its subsidiaries (System Companies) have occurred subsequent to year-end other than as disclosed in the reports of the Company and TU Electric included herein .

THE COMPANY AND TU ELECTRIC

    In April 1996, the Company and TU Electric entered into two new credit agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements, for each of which the Company pays a fee, have three facilities. Borrowings under these facilities will be used for working capital and other corporate purposes, including commercial paper backup. Facility A provides for short-term borrowings of up to $375,000,000 at a variable interest rate and terminates April 25, 1997. Facility B provides for short-term borrowings of up to $875,000,000 at a variable interest rate and terminates April 26, 2001. The Company's borrowings under Facilities A and B are limited to an aggregate of $750,000,000 outstanding at any one time. Facility C is a separate five-year, unsecured long-term loan to the Company in the principal amount of $300,000,000.

    In addition to the above, the Company and Texas Utilities Fuel Company have separate arrangements for uncommitted lines of credit. For more information regarding short-term and long-term financings of the Company and TU Electric, see Notes 2 and 3 to Condensed Consolidated Financial Statements.

    The System Companies expect to issue additional debt and equity securities as needed, including (i) the possible future sale by TU Electric of up to $350,000,000 principal amount of First Mortgage Bonds currently registered with the Securities and Exchange Commission (SEC) for offering pursuant to Rule 415 under the Securities Act of 1933 and (ii) the possible future sale by TU Electric of up to 250,000 shares of Cumulative Preferred Stock ($100 liquidation value) similarly registered. In addition, TU Electric has the ability to issue from time to time up to $98,850,000 of First Mortgage Bonds designated as Medium-Term Notes, Series D.

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

    While TU Electric and Southwestern Electric Service Company (SESCO) have experienced competitive pressures in the wholesale market resulting in a small loss of load for TU Electric since the beginning of 1993, wholesale sales represented a relatively low percentage of TU Electric's consolidated operating revenues for the three-, six- and twelve-month periods ended June 30, 1996. TU Electric and SESCO are unable to predict the extent of future competitive developments in either the wholesale or retail markets or what impact, if any, such developments may have on their operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    Under the current regulatory environment, TU Electric and SESCO are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In the event the companies no longer meet the criteria for application of SFAS 71 due to significant changes in regulation or competition, the companies would discontinue the application of SFAS 71. If a portion of either company's operations continues to meet the criteria for application of SFAS 71, only that portion would be subject to SFAS 71 treatment. Should significant changes in regulation or competition occur, TU Electric and SESCO would be required to assess the recoverability of other assets, including plant, and, if impaired, to write down the assets to reflect their fair market value. Neither TU Electric nor SESCO can predict whether or to what extent changes in the business environment may occur requiring the discontinuation of SFAS 71 application.

THE COMPANY

    External funds of a permanent or long-term nature are obtained through the issuance of common stock, preferred stock, preferred securities and long-term debt by the System Companies. The capitalization ratios of the Company and its subsidiaries at June 30, 1996 consisted of approximately 56% long-term debt, 2% TU Electric obligated, mandatorily redeemable, preferred securities of trusts, 5% preferred stock and 37% common stock equity.

    To date in 1996, the System Companies redeemed, reacquired or made principal payments of $285,859,000 (including $230,658,000 for TU Electric) on long-term debt, preferred stock and common stock, including the Company's June 1996 purchase and retirement of 1,238,480 shares of its issued and outstanding common stock.

    In April 1996, the Company borrowed $300,000,000 pursuant to Facility C of the Credit Agreements previously discussed. The proceeds were used to refinance outstanding indebtedness of the Company. Facility C matures April 26, 2001. The Company may choose to use either or both of two methods of calculating a variable interest rate for portions of the term loan. The initial interest rate for the entire term loan, 5.95%, is based on three-month LIBOR.

    In April 1996, the Company announced that it had entered into a merger agreement with Dallas-based ENSERCH Corporation (ENSERCH). Under the terms of the agreement, Lone Star Gas Company (Lone Star Gas) and Lone Star Pipeline Company (Lone Star Pipeline), the local distribution and pipeline divisions of ENSERCH, and other businesses, excluding Enserch Exploration Inc. (EEX), a subsidiary of ENSERCH, will be acquired by the Company. Lone Star Gas is one of the largest gas distribution companies in the United States and the largest in Texas, serving over 1.3 million customers and providing service through over 23,500 miles of distribution mains. Lone Star Pipeline has one of the largest pipelines in the United States and consists of 9,200 miles of gathering and transmission pipelines in Texas. Also included in the acquisition are ENSERCH's subsidiaries engaged in natural gas processing, natural gas marketing and independent power production. The Company is expected to issue approximately $550 million of the Company's common stock to ENSERCH shareholders and approximately $1.15 billion of ENSERCH's debt and preferred stock would remain outstanding. The transaction is subject to certain conditions which include the approval of ENSERCH's, EEX's and the Company's shareholders, approval by the SEC, review by the Antitrust Division of the U.S. Department of Justice and receipt by ENSERCH of a favorable ruling from the Internal Revenue Service
(IRS). The Texas Railroad Commission has been notified of the proposed transaction and has indicated no objection to it.

TU ELECTRIC

    The capitalization ratios of TU Electric at June 30, 1996 consisted of approximately 49% long-term debt, 3% TU Electric obligated, mandatorily redeemable, preferred securities of trusts, 5% preferred stock and 43% common stock equity.

    Long-term debt financings to date in 1996 by TU Electric consisted of the issuance of pollution control revenue bonds in the amount of $133,010,000 and maturing in 2026. Current interest rates on such issuance range from 3.40% to 3.55%. Proceeds from such financings were used for the early redemption or reacquisition of debt and for general corporate purposes.

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

RESULTS OF OPERATION

THE COMPANY AND TU ELECTRIC

    For the three-, six- and twelve-month periods ended June 30, 1996, consolidated net income for the Company increased approximately 37% and 47%, and decreased approximately 106% as compared to the respective periods ended June 30, 1995. For the Company and TU Electric, from which most of consolidated earnings is derived, the major factors affecting earnings for the three-month and six-month periods were customer growth and a change in weather conditions as compared to the prior periods. For the twelve-month period, the major factors affecting earnings were cost control efforts, customer growth, a change to above normal weather conditions and an after-tax asset impairment of approximately $802 million ($316 million for TU Electric) in September 1995.

TU ELECTRIC

    For the three-, six- and twelve-month periods, operating revenues increased approximately 16%, 13% and 8%, respectively. The following table details the factors contributing to these changes:

                                                                    INCREASE (DECREASE)
                                             -----------------------------------------------------------------
                                             THREE MONTHS ENDED       SIX MONTHS ENDED     TWELVE MONTHS ENDED
                                             ------------------       ----------------     -------------------
                 FACTORS                                            THOUSANDS OF DOLLARS
                 -------
Base rate revenue (billed) .............           $86,690               $154,913                $198,423
Fuel revenue ...........................            92,109                132,275                 100,531
Power cost recovery factor revenue .....             1,021                   (910)                 (3,692)
Unbilled revenue and other .............            37,713                 45,813                 126,079
                                                  --------               --------                --------
   Total ...............................          $217,533               $332,091                $421,341
                                                  ========               ========                ========

    Total energy sales (including unbilled energy sales) increased approximately 12%, 11% and 7% for the three-month, six-month and twelve-month periods, respectively. The effect on billed energy sales and base rate revenue for all periods was primarily a result of an increase in customers and a change to above normal weather conditions as compared to the prior periods. The change in fuel revenue for all periods was primarily due to increases in spot market gas prices. The change in unbilled revenue and other for all periods resulted from warmer than normal weather conditions as compared to the prior periods.

    Fuel and purchased power expense increased approximately 24%, 17% and 6% for the three-month, six-month and twelve- month periods primarily due to increased energy sales and increased spot market gas prices as compared to the prior periods.

    Other income and deductions - net decreased for all three periods due primarily to an increase in non-utility property expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    Interest on mortgage bonds decreased as compared to the prior periods due to reduced interest requirements resulting from the Company's refinancing efforts, partially offset by increased interest requirements for new issues sold. The decrease in interest on other long-term debt for three-month and six-month periods was affected by the prepayment of TU Electric's promissory note to Brazos Electric Power Cooperative. For the three-, six- and twelve-month periods, other interest charges increased due to a current period interest payment related to a settlement with the IRS and interest on short-term borrowings. Preferred securities of trusts distributions resulted from the issuance, in December 1995, of TU Electric obligated, mandatorily redeemable, preferred securities of trusts.

    For the three-, six- and twelve-month periods, preferred stock dividends decreased due primarily to the partial redemption of certain series.

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


  (b)    Reports on Form 8-K filed since March 31, 1996 are as follows:

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





                                             TEXAS UTILITIES COMPANY



                                        By     /s/ Cathryn C. Hulen
                                          -----------------------------------
                                                   Cathryn C. Hulen
                                                    Controller and
                                             Principal Accounting Officer


Date: August 6, 1996


- --------------------------------------------------------------------------------

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                            TEXAS UTILITIES ELECTRIC COMPANY



                                        By     /s/ Cathryn C. Hulen
                                           -----------------------------------
                                                   Cathryn C. Hulen
                                                   Controller and
                                             Principal Accounting Officer


Date: August 6, 1996

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