Form 10-Q
period 1996-09-30
TEXAS UTILITIES CO; TEXAS UTILITIES ELECTRIC CO
filed 1996-11-07
CIK 97561, 710182

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          -------------------------

                                   FORM 10-Q

          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                   -- OR --

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          -------------------------

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

                          -------------------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes   X         No
   ---------      --------


COMMON STOCK OUTSTANDING AT OCTOBER 31, 1996:
Texas Utilities Company: 224,602,557 shares, without par value.
Texas Utilities Electric Company: 156,800,000 shares, without par value.

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

================================================================================

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                                                                PAGE
                                                                                                              -----
           Item 1.  Financial Statements

              TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                    Condensed Statements of Consolidated Income
                                    Three, Nine and Twelve Months Ended September 30, 1996 and 1995 . . . . .    3

                                    Condensed Statements of Consolidated Cash Flows
                                    Nine Months Ended September 30, 1996 and 1995 . . . . . . . . . . . . . .    4

                                    Condensed Consolidated Balance Sheets
                                    September 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . .    5


              TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES

                                    Condensed Statements of Consolidated Income
                                    Three, Nine and Twelve Months Ended September 30, 1996 and 1995 . . . . .    7

                                    Condensed Statements of Consolidated Cash Flows
                                    Nine Months Ended September 30, 1996 and 1995 . . . . . . . . . . . . . .    8

                                    Condensed Consolidated Balance Sheets
                                    September 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . .    9

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . .   11

              INDEPENDENT ACCOUNTANTS' REPORTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15


           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                    Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17



PART II.   OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

                        PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                 (UNAUDITED)


                                                             THREE MONTHS ENDED       NINE MONTHS ENDED     TWELVE MONTHS ENDED
                                                                SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,
                                                           ----------------------  ----------------------  ----------------------
                                                              1996        1995        1996        1995        1996        1995
                                                              ----        ----        ----        ----        ----        ----
                                                                                      THOUSANDS OF DOLLARS
OPERATING REVENUES ....................................... $1,930,097  $1,775,669  $5,085,310  $4,373,932  $6,350,066  $5,594,620
                                                           ----------  ----------  ----------  ----------  ----------  ----------

OPERATING EXPENSES
   Fuel and purchased power ..............................    600,681     490,817   1,637,132   1,273,686   2,004,436   1,646,642
   Operation and maintenance .............................    301,304     275,451     900,438     809,730   1,200,352   1,118,963
   Depreciation and amortization .........................    155,664     139,778     463,417     417,937     609,299     556,081
   Taxes other than income ...............................    128,838     126,924     390,728     396,231     531,105     540,253
                                                           ----------  ----------  ----------  ----------  ----------  ----------

      Total operating expenses ...........................  1,186,487   1,032,970   3,391,715   2,897,584   4,345,192   3,861,939
                                                           ----------  ----------  ----------  ----------  ----------  ----------

OPERATING INCOME .........................................    743,610     742,699   1,693,595   1,476,348   2,004,874   1,732,681


OTHER INCOME AND (DEDUCTIONS) - NET ......................      5,570       5,207       4,778      14,283      15,078      20,785
                                                           ----------  ----------  ----------  ----------  ----------  ----------

TOTAL INCOME .............................................    749,180     747,906   1,698,373   1,490,631   2,019,952   1,753,466
                                                           ----------  ----------  ----------  ----------  ----------  ----------

INTEREST AND OTHER CHARGES
  Interest ...............................................    193,178     172,751     610,002     526,369     789,815     701,291
  Allowance for borrowed funds used during construction ..     (2,716)     (4,596)     (9,253)    (14,409)    (10,171)    (17,852)
  Impairment of assets ...................................       --     1,233,320        --     1,233,320        --     1,233,320
  TU Electric obligated, mandatorily redeemable, preferred
    securities of trusts distributions ...................      8,250        --        24,749        --        26,550        --
  Preferred stock dividends of subsidiary ................     13,120      21,133      40,845      65,914      59,845      89,600
                                                           ----------  ----------  ----------  ----------  ----------  ----------
     Total interest and other charges ....................    211,832   1,422,608     666,343   1,811,194     866,039   2,006,359
                                                           ----------  ----------  ----------  ----------  ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES ........................    537,348    (674,702)  1,032,030    (320,563)  1,153,913    (252,893)

INCOME TAX EXPENSE (BENEFIT) .............................    179,365    (232,986)    345,016    (102,690)    387,671     (70,595)
                                                           ----------  ----------  ----------  ----------  ----------  ----------

CONSOLIDATED NET INCOME (LOSS) ........................... $  357,983  $ (441,716) $  687,014  $ (217,873) $  766,242  $ (182,298)
                                                           ==========  ==========  ==========  ==========  ==========  ==========

Average shares of common stock outstanding (thousands) ...    224,603     225,841     225,346     225,841     225,469     225,841

Earnings (loss) and dividends per share of common stock:
   Earnings (loss) (on average shares outstanding) ....... $     1.59  $    (1.96) $     3.05  $    (0.96) $     3.40  $    (0.81)
   Dividends declared .................................... $     0.50  $     0.77  $     1.50  $     2.31  $     2.00  $     3.08


    See Accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (UNAUDITED)



                                                                                                            NINE MONTHS ENDED
                                                                                                               SEPTEMBER 30,
                                                                                                       -------------------------
                                                                                                          1996           1995
                                                                                                          ----           ----
                                                                                                           THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
   Consolidated net income (loss) ..................................................................   $  687,014     $ (217,873)
   Adjustments to reconcile consolidated net income (loss) to cash provided by operating activities:
     Depreciation and amortization (including amounts charged to fuel) .............................      579,123        534,265
     Deferred federal income taxes-- net ...........................................................      155,333       (250,969)
     Federal investment tax credits-- net ..........................................................      (17,504)       (17,015)
     Allowance for equity funds used during construction ...........................................       (1,292)            43
     Impairment of assets ..........................................................................         --        1,233,320
     Changes in operating assets and liabilities:
       Receivables .................................................................................     (136,206)      (110,407)
       Inventories .................................................................................       19,667         29,249
       Accounts payable ............................................................................       74,429         34,170
       Interest and taxes accrued ..................................................................       53,861         63,961
       Other working capital .......................................................................      (31,961)       (38,532)
       Over/(under)-recovered fuel revenue-- net of deferred taxes .................................      (41,077)        60,543
       Other-- net .................................................................................       52,532        (16,280)
                                                                                                       ----------     ----------
         Cash provided by operating activities .....................................................    1,393,919      1,304,475
                                                                                                       ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of securities:
     First mortgage bonds ..........................................................................      244,225        333,905
     Other long-term debt ..........................................................................      300,000        300,000
   Retirement of long-term debt, preferred stock and common stock ..................................     (884,194)      (790,413)
   Change in notes payable .........................................................................     (227,240)      (122,089)
   Common stock dividends paid .....................................................................     (338,761)      (521,759)
   Debt premium, discount, financing and reacquisition expenses ....................................      (41,532)       (67,890)
                                                                                                       ----------     ----------
         Cash used in financing activities .........................................................     (947,502)      (868,246)
                                                                                                       ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Construction expenditures .......................................................................     (321,365)      (307,254)
   Allowance for equity funds used during construction (excluding amount for nuclear fuel) .........          719            (43)
   Change in construction receivables/payables-- net ...............................................          994           (317)
   Non-utility property-- net ......................................................................       (6,431)       (66,260)
   Nuclear fuel (excluding allowance for equity funds used during construction) ....................      (50,712)       (19,886)
   Other investments ...............................................................................     (102,804)       (35,899)
                                                                                                       ----------     ----------
         Cash used in investing activities .........................................................     (479,599)      (429,659)
                                                                                                       ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ............................................................       43,888           --
                                                                                                       ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS ............................................................       10,706          6,570

CASH AND CASH EQUIVALENTS-- BEGINNING BALANCE ......................................................       24,853          7,426
                                                                                                       ----------     ----------
CASH AND CASH EQUIVALENTS-- ENDING BALANCE .........................................................   $   35,559     $   13,996
                                                                                                       ==========     ==========




    See Accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS



                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                               1996           1995
                                                                           (UNAUDITED)
                                                                          -------------    -----------
                                                                              THOUSANDS OF DOLLARS
UTILITY PLANT
    In service:
     Production ........................................................   $16,730,737     $16,661,053
     Transmission ......................................................     1,601,668       1,592,610
     Distribution ......................................................     5,593,202       5,333,396
     General ...........................................................       495,487         466,474
                                                                           -----------     -----------
       Total ...........................................................    24,421,094      24,053,533
     Less accumulated depreciation .....................................     5,993,583       5,562,190
                                                                           -----------     -----------
       Utility plant in service, less accumulated depreciation .........    18,427,511      18,491,343
    Construction work in progress ......................................       231,075         271,033
    Nuclear fuel (net of accumulated amortization: 1996 -- $352,238,000;
      1995-- $295,390,000) .............................................       261,173         266,735
    Held for future use ................................................        24,588          25,096
                                                                           -----------     -----------
       Utility plant, less accumulated depreciation and amortization ...    18,944,347      19,054,207
    Less reserve for regulatory disallowances ..........................     1,308,460       1,308,460
                                                                           -----------     -----------
       Net utility plant ...............................................    17,635,887      17,745,747
                                                                           -----------     -----------
INVESTMENTS
    Non-utility property ...............................................       428,851         422,421
    Other investments ..................................................       711,070         617,583
                                                                           -----------     -----------
       Total investments ...............................................     1,139,921       1,040,004
                                                                           -----------     -----------

CURRENT ASSETS
    Cash in banks ......................................................        35,559          24,853
    Special deposits ...................................................         3,177          19,455
    Accounts receivable:
     Customers .........................................................       416,109         275,275
     Other .............................................................        50,006          51,735
     Allowance for uncollectible accounts ..............................        (8,397)         (5,965)
    Inventories -- at average cost:
     Materials and supplies ............................................       199,579         200,145
     Fuel stock ........................................................       108,894         128,028
    Prepayments ........................................................        80,398          55,528
    Deferred federal income taxes ......................................        49,371          84,410
    Other current assets ...............................................        18,186          14,924
                                                                           -----------     -----------
       Total current assets ............................................       952,882         848,388
                                                                           -----------     -----------
DEFERRED DEBITS
    Unamortized regulatory assets ......................................     1,870,465       1,901,310
    Other deferred debits ..............................................        88,813          73,087
                                                                           -----------     -----------
       Total deferred debits ...........................................     1,959,278       1,974,397
    Less reserve for regulatory disallowances ..........................        72,685          72,685
                                                                           -----------     -----------
       Net deferred debits .............................................     1,886,593       1,901,712
                                                                           -----------     -----------
               Total ...................................................   $21,615,283     $21,535,851
                                                                           ===========     ===========



    See Accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                        CAPITALIZATION AND LIABILITIES

                                                                                           SEPTEMBER 30, DECEMBER 31,
                                                                                               1996         1995
                                                                                           (UNAUDITED)
                                                                                           -----------   -----------
                                                                                             THOUSANDS OF DOLLARS
CAPITALIZATION
  Common stock, without par value -- net:
      Authorized shares -- 500,000,000
      Outstanding shares: 1996-- 224,602,557;  1995-- 225,841,037.......................   $ 4,785,001   $ 4,806,912
  Retained earnings ....................................................................     1,252,721       924,444
  Cumulative currency translation adjustment ...........................................        40,619           397
                                                                                           -----------   -----------
         Total common stock equity .....................................................     6,078,341     5,731,753
  Preferred stock:
      Not subject to mandatory redemption ..............................................       464,427       489,695
      Subject to mandatory redemption ..................................................       250,844       263,196
  TU Electric obligated, mandatorily redeemable, preferred securities of trusts ........       381,259       381,476
  Long-term debt, less amounts due currently ...........................................     8,657,685     9,174,575
                                                                                           -----------   -----------
         Total capitalization ..........................................................    15,832,556    16,040,695
                                                                                           -----------   -----------




CURRENT LIABILITIES
  Notes payable:
      Commercial paper .................................................................       225,000       321,990
      Banks ............................................................................       143,890       275,000
  Long-term debt due currently .........................................................       391,924        61,321
  Accounts payable .....................................................................       376,146       300,726
  Dividends declared ...................................................................       124,550       125,929
  Customers' deposits ..................................................................        81,440        76,963
  Taxes accrued ........................................................................       233,190       167,951
  Interest accrued .....................................................................       153,885       165,277
  Over-recovered fuel revenue ..........................................................        52,663       115,858
  Other current liabilities ............................................................        78,467       101,566
                                                                                           -----------   -----------
          Total current liabilities ....................................................     1,861,155     1,712,581
                                                                                           -----------   -----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred federal income taxes ............................................     2,786,847     2,669,808
  Unamortized federal investment tax credits ...........................................       595,412       622,786
  Other deferred credits and noncurrent liabilities ....................................       539,313       489,981
                                                                                           -----------   -----------
          Total deferred credits and other noncurrent liabilities ......................     3,921,572     3,782,575


COMMITMENTS AND CONTINGENCIES

                                                                                           -----------   -----------
               Total ...................................................................   $21,615,283   $21,535,851
                                                                                           ===========   ===========




    See Accompanying Notes to Condensed Consolidated Financial Statements.

              TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                 (UNAUDITED)



                                                              THREE MONTHS ENDED       NINE MONTHS ENDED      TWELVE MONTHS ENDED
                                                                 SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,
                                                           ----------------------   ----------------------   ----------------------
                                                              1996       1995          1996        1995          1996        1995
                                                              ----       ----          ----        ----          ----        ----
                                                                                     THOUSANDS OF DOLLARS
OPERATING REVENUES ....................................... $1,787,412  $1,761,378   $4,694,520  $4,336,395   $5,918,587  $5,545,186
                                                           ----------  ----------   ----------  ----------   ----------  ----------
OPERATING EXPENSES
  Fuel and purchased power ...............................    553,077     508,811    1,510,370   1,325,640    1,881,821   1,715,602
  Operation and maintenance ..............................    263,929     260,098      793,286     768,800    1,073,520   1,062,088
  Depreciation and amortization ..........................    140,991     137,388      419,788     410,816      558,583     546,836
  Federal income taxes ...................................    185,294     200,133      383,125     335,157      430,283     370,211
  Taxes other than income ................................    121,851     120,781      369,605     377,803      503,847     516,073
                                                           ----------  ----------   ----------  ----------   ----------  ----------
    Total operating expenses .............................  1,265,142   1,227,211    3,476,174   3,218,216    4,448,054   4,210,810
                                                           ----------  ----------   ----------  ----------   ----------  ----------

OPERATING INCOME .........................................    522,270     534,167    1,218,346   1,118,179    1,470,533   1,334,376
                                                           ----------  ----------   ----------  ----------   ----------  ----------
OTHER INCOME (LOSS)
  Allowance for equity funds used during construction ....        373        --          1,272         (58)       7,988       1,534
  Impairment of assets ...................................       --      (486,350)        --      (486,350)        --      (486,350)
  Other income and (deductions)-- net ....................      6,272       3,213        1,362       8,255        1,732      11,091
  Federal income taxes ...................................     (2,236)    169,047       15,183     167,455       17,090     166,527
                                                           ----------  ----------   ----------  ----------   ----------  ----------
    Total other income (loss) ............................      4,409    (314,090)      17,817    (310,698)      26,810    (307,198)
                                                           ----------  ----------   ----------  ----------   ----------  ----------

TOTAL INCOME .............................................    526,679     220,077    1,236,163     807,481    1,497,343   1,027,178
                                                           ----------  ----------   ----------  ----------   ----------  ----------


INTEREST AND OTHER  CHARGES
  Interest on mortgage bonds .............................    122,285     128,920      369,762     401,067      495,671     538,954
  Interest on other long-term debt .......................      6,205      12,880       22,858      34,302       32,627      42,309
  Other interest .........................................     13,215      14,700       67,948      42,367       84,082      55,677
  TU Electric obligated, mandatorily redeemable,
    preferred securities of trusts distributions .........      8,250        --         24,749        --         26,550        --
  Allowance for borrowed funds used during construction...     (2,714)     (4,595)      (9,246)    (14,404)     (10,161)    (17,845)
                                                           ----------  ----------   ----------  ----------   ----------  ----------
    Total interest and other charges .....................    147,241     151,905      476,071     463,332      628,769     619,095
                                                           ----------  ----------   ----------  ----------   ----------  ----------


CONSOLIDATED NET INCOME ..................................    379,438      68,172      760,092     344,149      868,574     408,083

PREFERRED STOCK DIVIDENDS ................................     13,120      21,133       40,845      65,914       59,845      89,600
                                                           ----------  ----------   ----------  ----------   ----------  ----------
CONSOLIDATED NET INCOME AVAILABLE FOR
  COMMON STOCK ........................................... $  366,318  $   47,039   $  719,247  $  278,235   $  808,729  $  318,483
                                                           ==========  ==========   ==========  ==========   ==========  ==========


    See Accompanying Notes to Condensed Consolidated Financial Statements.

              TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (UNAUDITED)


                                                                                                   NINE  MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                -------------------------
                                                                                                   1996            1995
                                                                                                   ----            ----
                                                                                                   THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
   Consolidated net income ..................................................................   $  760,092     $  344,149
   Adjustments to reconcile consolidated net income to cash provided by operating activities:
     Depreciation and amortization (including amounts charged to fuel) ......................      513,157        511,400
     Deferred federal income taxes-- net ....................................................      125,822          8,019
     Federal investment tax credits-- net ...................................................      (16,323)       (15,834)
     Allowance for equity funds used during construction ....................................       (1,272)            58
     Impairment of assets ...................................................................         --          486,350
     Changes in operating assets and liabilities:
       Receivables ..........................................................................     (107,196)      (106,004)
       Inventories ..........................................................................        9,172          1,345
       Accounts payable .....................................................................       55,465         (6,323)
       Interest and taxes accrued ...........................................................      119,803         50,287
       Other working capital ................................................................      (35,257)       (29,308)
       Over/(under)-recovered fuel revenue-- net of deferred taxes ..........................      (41,077)        60,543
       Other-- net ..........................................................................       13,355          8,873
                                                                                                ----------     ----------
         Cash provided by operating activities ..............................................    1,395,741      1,313,555
                                                                                                ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of securities:
     First mortgage bonds ...................................................................      244,225        333,905
     Other long-term debt ...................................................................         --          300,000
   Retirement of long-term debt and preferred stock .........................................     (814,695)      (771,852)
   Change in notes receivable-- affiliates ..................................................      (36,622)       (24,851)
   Change in notes payable-- commercial paper ...............................................      (96,990)      (122,089)
   Preferred stock dividends paid ...........................................................       80,645        (68,228)
   Common stock dividends paid ..............................................................     (366,912)      (540,960)
   Debt premium, discount, financing and reacquisition expenses .............................      (38,623)       (67,890)
                                                                                                ----------     ----------
         Cash used in financing activities ..................................................   (1,028,972)      (961,965)
                                                                                                ----------     ----------



CASH FLOWS FROM INVESTING ACTIVITIES
   Construction expenditures ................................................................     (266,411)      (292,315)
   Allowance for equity funds used during construction (excluding amount for nuclear fuel) ..          699            (58)
   Change in construction receivables/payables-- net ........................................         (994)          (427)
   Non-utility property-- net ...............................................................         --               36
   Nuclear fuel (excluding allowance for equity funds used during construction) .............      (50,712)       (19,886)
   Other investments ........................................................................      (39,306)       (32,691)
                                                                                                ----------     ----------
         Cash used in investing activities ..................................................     (356,724)      (345,341)
                                                                                                ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS .....................................................       10,045          6,249

CASH AND CASH EQUIVALENTS-- BEGINNING BALANCE ...............................................       22,633          6,699
                                                                                                ----------     ----------
CASH AND CASH EQUIVALENTS-- ENDING BALANCE ..................................................   $   32,678     $   12,948
                                                                                                ==========     ==========





    See Accompanying Notes to Condensed Consolidated Financial Statements.

              TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS


                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                1996           1995
                                                                             (UNAUDITED)
                                                                            -------------   ------------
                                                                                 THOUSANDS OF DOLLARS
ELECTRIC PLANT
    In service:
     Production .........................................................    $15,775,829     $15,699,488
     Transmission .......................................................      1,595,375       1,586,547
     Distribution .......................................................      4,403,903       4,229,794
     General ............................................................        426,505         407,897
                                                                             -----------     -----------
       Total ............................................................     22,201,612      21,923,726
     Less accumulated depreciation ......................................      5,466,192       5,075,428
                                                                             -----------     -----------
       Electric plant in service, less accumulated depreciation .........     16,735,420      16,848,298
    Construction work in progress .......................................        193,479         236,913
    Nuclear fuel (net of accumulated amortization:  1996 -- $352,238,000;
      1995-- $295,390,000) ..............................................        261,173         266,735
    Held for future use .................................................         24,588          25,096
                                                                             -----------     -----------
       Electric plant, less accumulated depreciation and amortization ...     17,214,660      17,377,042
    Less reserve for regulatory disallowances ...........................      1,308,460       1,308,460
                                                                             -----------     -----------
       Net electric plant ...............................................     15,906,200      16,068,582
                                                                             -----------     -----------


INVESTMENTS
    Non-utility property ................................................        332,234         332,234
    Other investments ...................................................        143,194         103,888
                                                                             -----------     -----------
       Total investments ................................................        475,428         436,122
                                                                             -----------     -----------


CURRENT ASSETS
    Cash in banks .......................................................         32,678          22,633
    Special deposits ....................................................            552             527
    Notes receivable-- affiliates .......................................         38,978           2,356
    Accounts receivable:
     Customers ..........................................................        331,846         212,165
     Other ..............................................................         25,667          34,906
     Allowance for uncollectible accounts ...............................         (7,160)         (3,914)
    Inventories -- at average cost:
     Materials and supplies .............................................        179,901         179,001
     Fuel stock .........................................................         72,817          82,889
    Prepayments .........................................................         51,577          31,225
    Deferred federal income taxes .......................................         60,393          79,629
    Other current assets ................................................          2,832           1,455
                                                                             -----------     -----------
       Total current assets .............................................        790,081         642,872
                                                                             -----------     -----------


DEFERRED DEBITS
    Unamortized regulatory assets .......................................      1,851,367       1,879,369
    Other deferred debits ...............................................         59,362          49,114
                                                                             -----------     -----------
       Total deferred debits ............................................      1,910,729       1,928,483
    Less reserve for regulatory disallowances ...........................         72,685          72,685
                                                                             -----------     -----------
       Net deferred debits ..............................................      1,838,044       1,855,798
                                                                             -----------     -----------

            Total .......................................................    $19,009,753     $19,003,374
                                                                             ===========     ===========


    See Accompanying Notes to Condensed Consolidated Financial Statements.

              TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                        CAPITALIZATION AND LIABILITIES


                                                                                    SEPTEMBER 30, DECEMBER 31,
                                                                                       1996           1995
                                                                                    (UNAUDITED)
                                                                                    -----------   -----------
                                                                                      THOUSANDS OF DOLLARS
CAPITALIZATION
    Common stock without par value:
      Authorized shares -- 180,000,000
      Outstanding shares-- 156,800,000 ..........................................   $ 4,732,305   $ 4,732,305
    Retained earnings ...........................................................     1,419,929     1,067,593
                                                                                    -----------   -----------
          Total common stock equity .............................................     6,152,234     5,799,898
    Preferred stock:
      Not subject to mandatory redemption .......................................       464,427       489,695
      Subject to mandatory redemption ...........................................       250,844       263,196
    TU Electric obligated, mandatorily redeemable, preferred securities of trusts       381,259       381,476
    Long-term debt, less amounts due currently ..................................     6,355,266     7,212,070
                                                                                    -----------   -----------
          Total capitalization ..................................................    13,604,030    14,146,335
                                                                                    -----------   -----------




CURRENT LIABILITIES
    Notes payable-- commercial paper ............................................       225,000       321,990
    Long-term debt due currently ................................................       374,061        43,458
    Accounts payable:
      Affiliates ................................................................       109,936       101,722
      Other .....................................................................       155,659       109,402
    Dividends declared ..........................................................       134,552        13,210
    Customers' deposits .........................................................        69,181        63,564
    Taxes accrued ...............................................................       268,219       142,364
    Interest accrued ............................................................       135,763       141,815
    Over-recovered fuel revenue .................................................        52,663       115,858
    Other current liabilities ...................................................        44,597        63,716
                                                                                    -----------   -----------
          Total current liabilities .............................................     1,569,631     1,117,099
                                                                                    -----------   -----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
    Accumulated deferred federal income taxes ...................................     2,963,210     2,869,049
    Unamortized federal investment tax credits ..................................       583,271       609,466
    Other deferred credits and noncurrent liabilities ...........................       289,611       261,425
                                                                                    -----------   -----------
          Total deferred credits and other noncurrent liabilities ...............     3,836,092     3,739,940


COMMITMENTS AND CONTINGENCIES

                                                                                    -----------   -----------

            Total ...............................................................   $19,009,753   $19,003,374
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

    Use of Estimates -- The preparation of the Company's and TU Electric's condensed consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods covered by the condensed consolidated financial statements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made to reflect more current information in subsequent periods. No material adjustments were made to previous quarter estimates during the current period.

THE COMPANY

    Consolidation -- The condensed consolidated financial statements include the Company and all of its subsidiaries (System Companies):


TU Electric                                  Texas Utilities Services Inc.
Texas Utilities Australia Pty. Ltd.          Texas Utilities Properties Inc.
Southwestern Electric Service Company        Texas Utilities Communications Inc.
Texas Utilities Fuel Company                 Basic Resources Inc.
Texas Utilities Mining Company               Chaco Energy Company


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

LONG-TERM DEBT

    In April 1996, the Company borrowed $300,000,000 pursuant to Facility C of the Credit Agreements discussed in Note 2. The proceeds were used to refinance outstanding indebtedness of the Company. Facility C matures April 26, 2001. The Company may choose to use either or both of two methods of calculating a variable interest rate for portions of the long-term loan. At September 30, 1996, the interest rate for the entire amount of the long-term loan was 5.89%.

TU ELECTRIC

PREFERRED STOCK

    At September 30, 1996 and December 31, 1995, TU Electric had 17,000,000 shares of preferred stock authorized by its articles of incorporation of which 7,204,379 and 7,609,103 shares were issued and outstanding, respectively.

    During the nine months ended September 30, 1996, TU Electric redeemed or purchased 279,724 shares of preferred stock with annual dividend rates ranging from 6.50% to 7.98%. In addition, TU Electric redeemed 125,000 shares on May 1, 1996, and 125,000 shares on November 1, 1996, of its $9.64 Cumulative Preferred Stock which fulfills its mandatory redemption requirements, with respect to preferred stock, until May 1, 1997.

LONG-TERM DEBT

    In September 1996, the Brazos River Authority issued $111,215,000 aggregate principal amount of Pollution Control Revenue Bonds due June 1, 2030 collateralized by TU Electric's First Mortgage Bonds. In March 1996, the Brazos River Authority, the Sabine River Authority of Texas and the Trinity River Authority of Texas issued $133,010,000 aggregate principal amount of Pollution Control Revenue Bonds due March 1, 2026 collateralized by TU Electric's First Mortgage Bonds. All such bonds have variable interest rates
and are subject to mandatory tender and remarketing from time to time.   Should
remarketing fail, in certain circumstances, the purchase of the bonds upon tender is supported by standby bond purchase agreements. Scheduled payments of interest and principal at maturity or on mandatory redemption, upon the occurrence of certain events, are supported by municipal bond insurance policies. Interest rates on all of the bonds are currently determined daily.
At September 30, 1996, such rates ranged from 3.80% to 4.10%.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    TU Electric redeemed, reacquired or prepaid the following long-term debt during the nine months ended September 30, 1996:

                                                                      PRINCIPAL
                                DESCRIPTION                            AMOUNT       INTEREST RATE   MATURITY
                                -----------                         ------------  ----------------  ---------
First mortgage bonds  . . . . . . . . . . . . . . . . . . . . . .   $276,595,000  7-3/8% to 10.44%  2001-2025
Taxable pollution control revenue bonds . . . . . . . . . . . . .     25,060,000   5.16% to 6.65%     2021
Pollution control revenue bonds . . . . . . . . . . . . . . . . .    169,165,000  7-3/4% to 8-1/4%    2016
Term credit agreement . . . . . . . . . . . . . . . . . . . . . .    300,000,000   5.95% to 6.09%     1997
                                                                    ------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $770,820,000
                                                                    ============

     In October 1996, TU Electric reacquired $20,000,000 of its 7-3/8% First Mortgage and Collateral Trust Bonds due October 1, 2025.

4.   RATE PROCEEDINGS

TU ELECTRIC

     In October 1994, TU Electric filed an application for approval by the Public Utility Commission of Texas (PUC) of certain aspects of its Integrated Resource Plan (IRP) for the ten-year period 1995-2004. The IRP, developed as an experimental pilot project in conjunction with regulatory and customer groups, included the acquisition through a competitive bidding process of third party-supplied demand-side management resources and renewable resources. Hearings on this application were concluded in March 1995. In August 1995, the PUC remanded the case for development of a solicitation plan and to more closely conform the TU Electric 1995 IRP to new state legislation that required the PUC to adopt a state-wide integrated resource planning rule by September 1, 1996. In January 1996, TU Electric filed an updated IRP with the PUC along with a proposed plan for the solicitation of resources through a competitive bidding process. The PUC issued its final order on TU Electric's IRP in October 1996, making it the first plan of its kind to be approved in Texas.

5.   COMMITMENTS AND CONTINGENCIES

COOLING WATER CONTRACTS

TU ELECTRIC

     TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $32,810,000 at September 30, 1996, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TU Electric. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $79,865,000 remaining principal amount of bonds at September 30, 1996, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality.

NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL

TU ELECTRIC

     TU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of the Comanche Peak nuclear generating station (Comanche Peak), whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At September 30, 1996, such reserve totaled $90,489,000 which includes an accrual of $13,634,000 and $18,179,000 for the nine and twelve months ended September 30, 1996, respectively. As

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


of September 30, 1996, the market value of deposits in the external trust for decommissioning of Comanche Peak was $107,173,000. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study during 1992 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities were estimated to be $255,000,000 and $344,000,000, respectively. Decommissioning activities are projected to begin in 2030 and 2033 for Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. TU Electric is recovering such costs based upon the 1992 study through its rates placed in effect under Docket 11735.

     TU Electric has a contract with the United States Department of Energy for the future disposal of spent nuclear fuel at a cost of one mill per kilowatt-hour of Comanche Peak net generation. The disposal fee is included in nuclear fuel expense.

GENERAL

THE COMPANY AND TU ELECTRIC

    In addition to the above, the Company and TU Electric are involved in various legal and administrative proceedings which, in the opinion of each, should not have a material effect upon its financial position, results of operation or cash flows.

INDEPENDENT ACCOUNTANTS' REPORT

Texas Utilities Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company and subsidiaries as of September 30, 1996, and the related condensed statements of consolidated income for the three-month, nine-month and twelve-month periods ended September 30, 1996 and 1995, and of consolidated cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP

November 5, 1996

INDEPENDENT ACCOUNTANTS' REPORT

Texas Utilities Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Electric Company and subsidiaries ( TU Electric ) as of September 30, 1996, and the related condensed statements of consolidated income for the three-month, nine-month and twelve-month periods ended September 30, 1996 and 1995, and of consolidated cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of TU Electric s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of TU Electric and subsidiaries as of December 31, 1995, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 29, 1996, we expressed an unqualified opinion on those consolidated financial statements, which opinion included an explanatory paragraph concerning TU Electric and subsidiaries change in accounting for the impairment of long-lived assets and long-lived assets to be disposed of. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

November 5, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


    This report and other presentations made by Texas Utilities Company (Company) or Texas Utilities Electric Company and its subsidiaries (TU Electric) contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company and TU Electric each believes that in making any such statement its expectations are based on reasonable assumptions, any such statement is qualified in its entirety by reference to the following important factors that could cause the actual results of the Company or TU Electric to differ materially from those projected in such forward looking statement: (i) prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission, the Public Utility Commission of Texas, the Nuclear Regulatory Commission, and, in the case of the Company, the Office of the Regulator General of Victoria, Australia, with respect to allowed rates of return, industry and rate structure, purchased power and investment recovery, operations of nuclear generating facilities, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, decommissioning costs, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) weather conditions and other natural phenomena, (iii) unanticipated population growth or decline, and changes in market demand and demographic pattern, (iv) competition for retail and wholesale customers, (v) pricing and transportation of crude oil, natural gas and other commodities, (vi) unanticipated changes in interest rates or in rates of inflation, (vii) unanticipated changes in operating expenses and capital expenditures, (viii) capital market conditions, (ix) competition for new energy development opportunities, and (x) legal and administrative proceedings and settlements.

    Certain comparisons in this Quarterly Report on Form 10-Q have been affected by the acquisition of Texas Utilities Australia Pty. Ltd. in December 1995.

LIQUIDITY AND CAPITAL RESOURCES

    For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in the Company and TU Electric Annual Reports on Form 10-K for the year 1995. Quarterly results presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of the Company and its subsidiaries (System Companies) have occurred subsequent to year-end other than as disclosed in the reports of the Company and TU Electric included herein .

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

    While TU Electric and Southwestern Electric Service Company (SESCO) have experienced competitive pressures in the wholesale market resulting in a small loss of load for TU Electric since the beginning of 1993, wholesale sales represented a relatively low percentage of TU Electric's consolidated operating revenues for the three-, nine- and twelve-month periods ended September 30, 1996. TU Electric and SESCO are unable to predict the extent of future competitive developments in either the wholesale or retail markets or what impact, if any, such developments may have on their operations.

    For other information regarding Rate Proceedings, see Note 4 to Condensed Consolidated Financial Statements.

    Under the current regulatory environment, TU Electric and SESCO are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In the event the companies no longer meet the criteria for application of SFAS 71 due to significant changes in regulation or competition, the companies would discontinue the application of SFAS 71. If a portion of either company's operations continues to meet the criteria for application of SFAS 71, only that portion would be subject to SFAS 71 treatment. Should significant changes in regulation or competition occur, TU Electric and SESCO would be required to assess the recoverability of other assets, including plant, and, if impaired, to write down the assets to reflect their fair market value. Neither TU Electric nor SESCO can predict whether or to what extent changes in the business environment may occur requiring the partial or complete discontinuation of SFAS 71 application.

THE COMPANY

    External funds of a permanent or long-term nature are obtained through the issuance of common stock, preferred stock, preferred securities and long-term debt by the System Companies. The capitalization ratios of the Company and its subsidiaries at September 30, 1996 consisted of approximately 55% long-term debt, 2% TU Electric obligated, mandatorily redeemable, preferred securities of trusts, 5% preferred stock and 38% common stock equity.

    To date in 1996, the System Companies redeemed, reacquired or made principal payments of $916,426,000 (including $846,927,000 for TU Electric) on long-term debt, preferred stock and common stock, including the Company's June 1996 purchase and retirement of 1,238,480 shares of its issued and outstanding common stock.

    In April 1996, the Company borrowed $300,000,000 pursuant to Facility C of the Credit Agreements previously discussed. The proceeds were used to refinance outstanding indebtedness of the Company. Facility C matures April 26, 2001. The Company may choose to use either or both of two methods of calculating a variable interest rate for portions of the long-term loan. The current interest rate for the entire amount of the long-term loan is 5.83%.

    In April 1996, the Company announced that it had entered into a merger agreement with Dallas-based ENSERCH Corporation (ENSERCH). Under the terms of the agreement, Lone Star Gas Company (Lone Star Gas) and Lone Star Pipeline Company (Lone Star Pipeline), the local distribution and pipeline divisions of ENSERCH, and other businesses, excluding Enserch Exploration Inc. (EEX), a subsidiary of ENSERCH, will be acquired by a new holding company, to be named Texas Utilities Company, which will own all of the common stock of ENSERCH and the Company. Shares of the Company's common stock will be automatically converted into shares of the new holding company common stock on a one-for-one basis in a tax-free transaction. Lone Star Gas is one of the largest gas distribution companies in the United States and the largest in Texas, serving over 1.3 million customers and providing

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


service through over 23,500 miles of distribution mains. Lone Star Pipeline has one of the largest pipelines in the United States and consists of 9,200 miles of gathering and transmission pipelines in Texas. Also included in the acquisition are ENSERCH's subsidiaries engaged in natural gas processing, natural gas marketing and independent power production. The new holding company is expected to issue approximately $550 million of the new holding company's common stock to ENSERCH shareholders, and approximately $1.15 billion of ENSERCH's debt and preferred stock would remain outstanding. The transaction is subject to certain conditions which include the approval of ENSERCH's, EEX's and the Company's shareholders, approval by the SEC and receipt by ENSERCH of a favorable ruling from the Internal Revenue Service (IRS). Special meetings of the shareholders are scheduled to be held separately on November 15, 1996, for the purpose of approving the transaction. In September 1996, proxy statements were mailed to ENSERCH's, EEX's and the Company's shareholders for purposes of voting on the proposed merger. The Texas Railroad Commission has been notified of the proposed transaction and has indicated no objection to it. The transaction is also subject to review by the Antitrust Division of the U.S. Department of Justice. The required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired in October 1996.

TU ELECTRIC

    The capitalization ratios of TU Electric at September 30, 1996 consisted of approximately 47% long-term debt, 3% TU Electric obligated, mandatorily redeemable, preferred securities of trusts, 5% preferred stock and 45% common stock equity.

    Long-term debt financings to date in 1996 by TU Electric consisted of the issuance of pollution control revenue bonds in the amount of $133,010,000 due 2026 and $111,215,000 due 2030. Current interest rates on such issuances range from 2.90% to 3.10%. Proceeds from such financings were used for the early redemption or reacquisition of debt and for general corporate purposes.

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

RESULTS OF OPERATION

THE COMPANY AND TU ELECTRIC

    For the three-, nine- and twelve-month periods ended September 30, 1996, the Company's consolidated net income, excluding the after-tax effect of the 1995 asset impairment representing approximately $802 million ($316 million for TU Electric), decreased approximately 1%, and increased approximately 18% and 24% as compared to the respective periods ended September 30, 1995. For the Company and TU Electric, from which most of consolidated earnings is derived, the major factor affecting earnings for the three-month period was milder weather conditions as compared to the prior period. For the nine- and twelve-month periods, the major factors affecting earnings were increased customer growth and warmer weather.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION



TU ELECTRIC

    For the three-, nine- and twelve-month periods, operating revenues increased approximately 1%, 8% and 7%, respectively. The following table details the factors contributing to these changes:

                                                                        INCREASE (DECREASE)
                                                      -------------------------------------------------------------
                                                      THREE MONTHS ENDED   NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                                      ------------------   -----------------    -------------------
                         FACTORS                                          THOUSANDS OF DOLLARS
                         -------
Base rate revenue (including unbilled)  . . . . . . .     $(12,398)           $178,249               $212,165
Fuel revenue and power cost recovery factor revenue .       42,269             173,634                153,191
Other revenue . . . . . . . . . . . . . . . . . . . .       (3,837)              6,242                  8,045
                                                          --------            --------               --------
   Total operating revenues . . . . . . . . . . . . .     $ 26,034            $358,125               $373,401
                                                          ========            ========               ========

    Total energy sales (including unbilled energy sales) increased approximately 1%, 7% and 6% for the three-, nine- and twelve-month periods, respectively. The decrease in base rate revenue for the three-month period reflects milder weather conditions. Increased base rate revenue for the nine- and twelve-month periods were primarily the result of an increase in customers and warmer weather conditions as compared to the prior periods.

    The increase in fuel revenue for all periods was primarily due to increases in energy sales and increases in spot market gas prices.

    Fuel and purchased power expense increased approximately 9%, 14% and 10% for the three-month, nine-month and twelve- month periods primarily due to increased energy sales and increased spot market gas prices as compared to the prior periods.

    Other income and (deductions) -- net increased for the three-month period due primarily to gains on the disposition of certain properties, and decreased for the nine- and twelve-month periods due primarily to an increase in non-utility property expenses, offset in part, by gains on the disposition of certain properties.

    Interest on mortgage bonds decreased as compared to the prior periods due to reduced interest requirements resulting from the Company's refinancing efforts, partially offset by increased interest requirements for new issues sold. The decrease in interest on other long-term debt for all periods was affected by the prepayment of TU Electric's promissory note to Brazos Electric Power Cooperative in October 1995. Other interest decreased for the three-month period due to a decrease in average short-term borrowings. For the nine- and twelve-month periods, other interest charges increased due to an interest payment related to a settlement with the IRS, offset in part, by decreased interest on average short-term borrowings. Preferred securities of trusts distributions resulted from the issuance, in December 1995, of TU Electric obligated, mandatorily redeemable, preferred securities of trusts.

    For the three-, nine- and twelve-month periods, preferred stock dividends decreased due primarily to the partial redemption of certain series.

                           PART II. OTHER INFORMATION
                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits filed as a part of Part II are:

          4(a) - Fifty-sixth Supplemental Indenture, dated as of September 1, 1996, to the Texas Utilities Electric Company Mortgage and Deed of Trust, dated as of December 1, 1983, between Texas Utilities Electric Company and Irving Trust Company (now The Bank of New York), Trustee.

          15   -  Letters from Deloitte & Touche LLP as to unaudited interim financial information
                  15(a)   Texas Utilities Company
                  15(b)   Texas Utilities Electric Company

          27   -  Financial Data Schedules
                  27(a)   Texas Utilities Company
                  27(b)   Texas Utilities Electric Company

  (b)     Reports on Form 8-K filed since June 30, 1996 are as follows:

          None

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                               TEXAS UTILITIES COMPANY



                                             By     /s/ Cathryn C. Hulen
                                                -------------------------------
                                                        Cathryn C. Hulen
                                                         Controller and
                                                  Principal Accounting Officer


Date: November 5, 1996

--------------------------------------------------------------------------------

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                             TEXAS UTILITIES ELECTRIC COMPANY



                                             By     /s/ Cathryn C. Hulen
                                                -------------------------------
                                                        Cathryn C. Hulen
                                                         Controller and
                                                   Principal Accounting Officer


Date: November 5, 1996

                               INDEX TO EXHIBITS


EXHIBIT
   NO.                    DESCRIPTION OF EXHIBIT
-----------               -----------------------

  4(a)           -         Fifty-sixth Supplemental Indenture, dated as of
                           September 1, 1996, to the Texas Utilities Electric
                           Company Mortgage and Deed of Trust, dated as of
                           December 1, 1983, between Texas Utilities Electric
                           Company and Irving Trust Company (now the Bank of
                           New York), Trustee

  15             -         Letters from Deloitte & Touche LLP as to unaudited
                           interim financial information
                              15(a)  Texas Utilities Company
                              15(b)  Texas Utilities Electric Company

  27             -         Financial Data Schedules
                              27(a)  Texas Utilities Company
                              27(b)  Texas Utilities Electric Company