Form 10-K
period 1996-12-31
TEXAS UTILITIES CO; TEXAS UTILITIES ELECTRIC CO
filed 1997-03-13
CIK 97561, 710182

================================================================================

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                       --------------------------------


        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                   -- OR --

    [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       --------------------------------


COMMISSION               EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER;          I.R.S. EMPLOYER
FILE NUMBER           ADDRESS OF PRINCIPAL EXECUTIVE OFFICES; AND TELEPHONE NUMBER     IDENTIFICATION NO.
-----------           ------------------------------------------------------------     ------------------
1-3591                                  TEXAS UTILITIES COMPANY                            75-0705930
                                        Energy Plaza, 1601 Bryan Street
                                        Dallas, Texas 75201-3411
                                        (214) 812-4600

0-11442                                 TEXAS UTILITIES ELECTRIC COMPANY                   75-1837355
                                        Energy Plaza, 1601 Bryan Street
                                        Dallas, Texas 75201-3411
                                        (214) 812-4600

================================================================================

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                         NAME OF EACH EXCHANGE ON
  REGISTRANT                                  TITLE OF EACH CLASS                            WHICH REGISTERED
  ----------                                  -------------------                        ------------------------
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

Texas Utilities Electric Company        Depositary Shares, Series A, each representing   New York Stock Exchange
                                        1/4 of a share of $7.50 Cumulative Preferred
                                        Stock, without par value

Texas Utilities Electric Company        Depositary Shares, Series B, each representing   New York Stock Exchange
                                        1/4 of a share of $7.22 Cumulative Preferred
                                        Stock, without par value

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

TU Electric Capital II, a subsidiary    9.00% Trust Originated Preferred Securities      New York Stock Exchange
of Texas Utilities Electric Company

TU Electric Capital III, a subsidiary   8.00% Quarterly Income Preferred Securities      New York Stock Exchange
of Texas Utilities Electric Company

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
     Preferred Stock of Texas Utilities Electric Company, without par value

                     ------------------------------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   Yes  X     No
                                                    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Texas Utilities Company Common Stock held by non-affiliates, based on the last reported sale price on the composite tape on February 28, 1997: $9,064,605,462

Aggregate market value of Texas Utilities Electric Company Common Stock held by non-affiliates: None

Common Stock outstanding at February 28, 1997:  Texas Utilities Company -
                                                  224,602,557 shares,
                                                  without par value
                                                Texas Utilities Electric
                                                  Company - 156,800,000 shares,
                                                  without par value

                     ------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement pursuant to Regulation 14A, which will be mailed to the Commission for filing on or about April 1, 1997, are incorporated by reference into Part III of this report.

                     ------------------------------------

THIS COMBINED FORM 10-K IS FILED SEPARATELY BY TEXAS UTILITIES COMPANY AND TEXAS UTILITIES ELECTRIC COMPANY. INFORMATION CONTAINED HEREIN RELATING TO AN INDIVIDUAL REGISTRANT IS FILED BY THAT REGISTRANT ON ITS OWN BEHALF EXCEPT THAT THE INFORMATION WITH RESPECT TO TEXAS UTILITIES ELECTRIC COMPANY, OTHER THAN THE FINANCIAL STATEMENTS OF TEXAS UTILITIES ELECTRIC COMPANY, IS FILED BY EACH OF TEXAS UTILITIES ELECTRIC COMPANY AND TEXAS UTILITIES COMPANY. NEITHER TEXAS UTILITIES COMPANY NOR TEXAS UTILITIES ELECTRIC COMPANY MAKES REPRESENTATION AS TO INFORMATION FILED BY THE OTHER REGISTRANT.

                               TABLE OF CONTENTS

ITEM                             DESCRIPTION                           PAGE
----                             -----------                           ----

                                    PART I
 1    Business.......................................................    1
        Texas Utilities Company and Subsidiaries.....................    1
        Texas Utilities Electric Company and Subsidiaries............    2
        Peak Load and Capability.....................................    3
        Fuel Supply and Purchased Power..............................    4
        Regulation and Rates.........................................    7
        Competition..................................................   10
        Environmental Matters........................................   12

 2    Properties.....................................................   14
        Capital Expenditures.........................................   15

 3    Legal Proceedings..............................................   16

 4    Submission of Matters to a Vote of Security Holders............   16

      Executive Officers of the Company..............................   16

                                    PART II

 5    Market for Each Registrant's Common Equity and
        Related Stockholder Matters..................................   17

 6    Selected Financial Data........................................   18

 7    Management's Discussion and Analysis of Financial
        Condition and Results of Operation...........................   22

 8    Financial Statements and Supplementary Data....................   30

 9    Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure.......................   67

                                   PART III

 10   Directors and Executive Officers of Each Registrant............   67

 11   Executive Compensation.........................................   69

 12   Security Ownership of Certain Beneficial Owners
        and Management...............................................   75

 13   Certain Relationships and Related Transactions.................   75

                                    PART IV

 14   Exhibits, Financial Statement Schedules and
        Reports on Form 8-K..........................................   76

                                     PART I

ITEM 1.  BUSINESS

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

     Texas Utilities Company (Company) was incorporated under the laws of the State of Texas in 1945 and has perpetual existence under the provisions of the Texas Business Corporation Act. The Company is a holding company which owns all of the outstanding common stock of Texas Utilities Electric Company and Subsidiaries (TU Electric), the principal subsidiary of the Company, Southwestern Electric Service Company (SESCO), and Texas Utilities Australia Pty. Ltd. (TU Australia). The Company also has seven other wholly-owned subsidiaries which perform specialized functions within the Texas Utilities Company system. The Company and all of its subsidiaries are referred to herein as "System Companies". References herein to TU Electric include its financing subsidiaries, TU Electric Capital I, II, III, IV and V.

     The Company holds no franchises other than its corporate franchise. TU Electric, SESCO and TU Australia possess all of the necessary franchises, licenses and certificates required to enable them to conduct their respective businesses (see Regulation and Rates).

     For information concerning TU Electric, the principal subsidiary of the Company, see TU Electric below.

     In April 1996, the Company announced that it had entered into a merger agreement with Dallas-based ENSERCH Corporation (ENSERCH). Under the terms of the agreement, Lone Star Gas Company (Lone Star Gas) and Lone Star Pipeline Company (Lone Star Pipeline), the local distribution and pipeline divisions of ENSERCH, and other businesses, excluding Enserch Exploration Inc. (EEX), a subsidiary of ENSERCH, will be acquired by a new holding company, which will be named Texas Utilities Company and will own all of the common stock of ENSERCH and the Company. Shares of the Company's common stock will be automatically converted into shares of the new holding company common stock on a one-for-one basis in a tax-free transaction. Lone Star Gas is one of the largest gas distribution companies in the United States and the largest in Texas, serving over 1.3 million customers and providing service through over 23,500 miles of distribution mains. Lone Star Pipeline has one of the largest pipelines in the United States that consists of 9,200 miles of gathering and transmission pipelines in Texas. Also included in the acquisition are ENSERCH's subsidiaries engaged in natural gas processing, natural gas marketing and independent power production. The new holding company is expected to issue approximately $550 million of the new holding company's common stock to ENSERCH shareholders, and approximately $1.15 billion of ENSERCH's debt and preferred stock would remain outstanding after the merger. The transaction is subject to certain conditions which include the approval by the Securities and Exchange Commission (SEC) and receipt by ENSERCH of a favorable tax ruling from the Internal Revenue Service
(IRS) to the effect that its distribution of EEX stock is a tax-free transaction. ENSERCH received this IRS ruling on March 6, 1997. The transaction was approved at special meetings of the shareholders of ENSERCH, EEX and the Company held separately on November 15, 1996. The Texas Railroad Commission
(TRC) has been notified of the proposed transaction and has indicated no objection to it. On March 7, 1997, the Antitrust Division of the U.S. Department of Justice notified the SEC that it had closed its investigation of the proposed transaction and indicated that no further action would be required. The acquisition of ENSERCH will be accounted for as a purchase business combination.

     SESCO is engaged in the purchase, transmission, distribution and sale of electric energy in ten counties in the eastern and central parts of Texas with a population estimated at 126,900. SESCO generates no electric energy.

     TU Australia owns all of the common stock of Eastern Energy Limited (Eastern Energy), one of five Australian electricity distribution companies operating in Victoria, Australia. Eastern Energy is engaged in the purchase, distribution, marketing and sale of electric energy to approximately 481,000 customers in a 31,000 square mile service area extending from the outer eastern suburbs of the Melbourne metropolitan area to the eastern coastal areas of Victoria and north to the New South Wales border. Eastern Energy generates no electric energy. References herein to TU Australia include its subsidiary, Eastern Energy.

     For consolidated energy sales and operating revenues contributed by TU Electric, SESCO and TU Australia for each customer classification, see Item 6. Selected Financial Data - Texas Utilities Company and Subsidiaries -Consolidated Operating Statistics.

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

     Texas Utilities Services Inc. (TU Services) provides financial, accounting, information technology, environmental services, customer services, procurement, personnel and other administrative services at cost to the System Companies. TU Services acts as transfer agent, registrar and dividend paying agent with respect to the common stock of the Company, the preferred stock and preferred securities of TU Electric, and as agent for participants under the Company's Automatic Dividend Reinvestment and Common Stock Purchase Plan.

     Texas Utilities Properties Inc. owns, leases and manages real and personal properties, primarily the Company's corporate headquarters.

     Texas Utilities Communications Inc. was organized to provide access to advanced telecommunications technology, primarily for the System Companies' expected expansion of the energy services business.

     Basic Resources Inc. was organized for the purpose of developing natural resources, primarily energy sources and other business opportunities.

     Chaco Energy Company (Chaco) was organized to own and operate facilities for the acquisition, production, sale and delivery of coal and other fuels and currently leases extensive coal reserves.

     At December 31, 1996, the System Companies had 11,451 full-time employees.

               TEXAS UTILITIES  ELECTRIC COMPANY AND SUBSIDIARIES

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

     TU Electric's service area is located in the north central, eastern and western parts of Texas, with a population estimated at 5,890,000 -- about one-third of the population of Texas. Electric service is provided in 91 counties and 372 incorporated municipalities, including Dallas, Fort Worth, Arlington, Irving, Plano, Waco, Mesquite, Grand Prairie, Wichita Falls, Odessa, Midland, Carrollton, Tyler, Richardson and Killeen. The area is a diversified commercial and industrial center with substantial banking, insurance, communications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the State. Its service territory also includes the Dallas-Forth Worth International Airport and the Alliance Airport. For energy sales and operating revenues contributed by each customer classification, see Item 6. Selected Financial Data -- Texas Utilities Electric Company and Subsidiaries -- Consolidated Operating Statistics.

     At December 31, 1996, TU Electric had 6,474 full-time employees.

                            PEAK LOAD AND CAPABILITY

THE COMPANY AND TU ELECTRIC
---------------------------

          The peak load and net capability for the System Companies includes those for TU Electric contained in the chart below in addition to the peak loads for SESCO and Eastern Energy. Peak load was 249 megawatts (MW) on July 23, 1996 for SESCO and 910 MW on July 15, 1996 for Eastern Energy. SESCO and TU Australia generate no electric energy.

          TU Electric's net capability, peak load and reserve, in MW, at the time of peak were as follows during the years indicated:

                                 PEAK LOAD (a)
                             ----------------------
                                          INCREASE
                                         (DECREASE)    FIRM
               NET                          OVER       PEAK
 YEAR       CAPABILITY       AMOUNT      PRIOR YEAR    LOAD    RESERVE(b)
 ----    ---------------     ------      ----------   ------   ----------
1996...  22,389(c)(d)(e)     19,668          2.5%     18,930     3,459
1995...  22,469(d)(e)(f)     19,180          6.4      18,631     3,619
1994...     22,350(e)(g)     18,030         (1.6)     17,515     4,835

-----------------------
(a) The 1996 peak load occurred on July 8. TU Electric's peak load includes interruptible load at the time of peak of 738 MW in 1996, 744 MW in 1995 and 656 MW in 1994.
(b)  Amount of net capability in excess of firm peak load at the time of peak.
(c) Included in net capability is 1,164 MW of firm purchased capacity, all of which is cogeneration and small power production.
(d) In December 1995, TU Electric adjusted the net generating capabilities of its existing fossil-fueled generating units to more closely reflect actual operating capability. Included in net capability is the adjustment amounting to a net increase of 219 MW.
(e) In November 1993, the emissions chimney serving Unit 3 (750 MW) of the Monticello lignite-fueled generating station collapsed, rendering the unit inoperable. The unit was rebuilt and returned to service in June 1995. Such unit is included in net capability.
(f) Included in net capability is 1,244 MW of firm purchased capacity, of which 1,164 MW is cogeneration and small power production.
(g) Included in net capability is 1,344 MW of firm purchased capacity, of which 1,264 MW is cogeneration and small power production. In 1994, one 70 MW natural gas-fueled unit was retired.

TU ELECTRIC
-----------

          The peak load changes for 1996 as compared to 1995 resulted primarily from customer growth and warmer temperatures. The peak load changes for 1995 and 1994, compared in each case to the prior year, resulted primarily from customer growth and weather factors. TU Electric expects to continue to purchase capacity in the future from various sources. (See Fuel Supply and Purchased Power and Note 15 to Consolidated Financial Statements.) Firm peak load increases over the next ten years are expected to average approximately 2% annually, after consideration of load management programs (including interruptible contracts).

          Changes in utility regulation and legislation at the federal and state levels such as the Public Utility Regulatory Policy Act of 1978 (PURPA), the National Energy Policy Act of 1992 (Energy Policy Act) and the 1995 amendments to the Public Utility Regulatory Act (PURA) in Texas have significantly changed the way in which utilities plan for new resources. TU Electric believes the results of competitive resource solicitations will be a major factor in determining future resource additions to serve customer loads. Thus, for planning purposes, TU Electric can no longer readily identify the ownership and types of resources to include in its plan before the actual solicitation and selection of those resources. TU Electric has decided to reflect this uncertainty through the use of the term "Unspecified Resources." Except for known contracts, all potential new resource needs are designated as "Unspecified Resources."

          In October 1994, TU Electric filed an application for approval by the Public Utility Commission of Texas (PUC) of certain aspects of its Integrated Resource Plan (IRP) for the ten year period 1995 - 2004. The IRP, developed as an experimental pilot project in conjunction with regulatory and customer groups, included the acquisition of electric energy through a competitive bidding process of third party-supplied demand-side management resources and renewable resources. In August 1995, the PUC remanded the case to an Administrative Law Judge for development of a solicitation plan and to more closely conform the TU Electric 1995 IRP to new state legislation that required the PUC to adopt a state-wide integrated resource planning rule by September 1, 1996. In January 1996, TU Electric filed an updated IRP with the PUC along with a proposed plan for the solicitation of resources through a competitive bidding process. The PUC issued its final order on TU Electric's IRP in October 1996, and modified the order in

December 1996 and February 1997. The modified order approved a flexible solicitation plan that will allow TU Electric to conduct up to three optional resource solicitations for a total of 2,074 MW of demand-side and supply-side resources prior to the filing of its next IRP in June 1999. TU Electric is currently reviewing the need and timing for conducting the first of these resource solicitations.

     In addition to its solicitation plan in the IRP docket, TU Electric requested and received approval from the PUC to expand its Power Cost Recovery tariff to provide current cost recovery of resource acquisition costs for demand-side management resources acquired in the solicitations to the extent such costs are not currently reflected in TU Electric's base rates. The PUC also approved cost recovery for eight previously approved demand-side management contracts entered into by TU Electric.

RESOURCE ESTIMATES

     The resource additions identified in TU Electric's 1997 ten year forecast are as follows:

                                                             1997-2006
                                                        ------------------
                                                           FIRM
                                                        CAPABILITY
                      RESOURCE ADDITIONS                   (MW)    PERCENT
                      ------------------                ---------- -------
Load Management(a)....................................      714      15.4%
Renewable Resources(b)................................        4       0.1
Unspecified Resources.................................    3,903      84.5
                                                          -----     -----
   Total..............................................    4,621     100.0%
                                                          =====     =====

-----------------------
(a) TU Electric has negotiated and signed contracts with eight suppliers of demand-side management services designed to displace a total of 72 MW by 2004.
(b) TU Electric has negotiated and signed one purchased power contract for 40 MW (4 MW firm) of wind-powered resources to be placed in service during 1998.


                        FUEL SUPPLY AND PURCHASED POWER

GENERAL

THE COMPANY AND TU ELECTRIC
---------------------------

     Net input for the System Companies during 1996 totalled 106,254 million kilowatt-hours (kWh) of which 88,130 million kWh were generated by TU Electric. Average fuel and purchased power cost (excluding capacity charges) per kWh of net input for the Company and TU Electric were 1.94 and 1.79 cents for 1996,
1.64 and 1.62 cents for 1995 and 1.76 and 1.76 cents for 1994, respectively. The Company's increase for 1996 primarily reflects increased natural gas costs and decreased nuclear generation for TU Electric, and the inclusion of Eastern Energy. A comparison of TU Electric's resource mix for net kWh input and the unit cost per million British thermal units (Btu) of fuel during the last three years is as follows:

                                            MIX FOR NET             UNIT COST
                                             KWH INPUT           PER MILLION BTU
                                      -----------------------   ------------------
                                      1996     1995     1994    1996   1995   1994
                                      ----     ----     ----    ----   ----   ----
Fuel for Electric Generation:
  Gas/Oil (a).......................   33.0%    33.4%    34.5%  $2.66  $2.31  $2.53
  Lignite/Coal (b)..................   39.6     37.4     37.3    1.03   1.02   1.04
  Nuclear...........................   15.0     17.9     15.7    0.56   0.59   0.67
                                      -----    -----    -----   -----   ----   ----
  Total/Weighted Average Fuel Cost..   87.6     88.7     87.5   $1.58  $1.43  $1.58
Purchased Power (c).................   12.4     11.3     12.5
                                      -----    -----    -----
     Total..........................  100.0%   100.0%   100.0%
                                      =====    =====    =====

-----------------------
(a) Fuel oil was an insignificant component of total fuel and purchased power requirements.
(b) Lignite cost per ton to TU Electric was $13.22 in 1996, $13.05 in 1995 and $13.34 in 1994.
(c) Excludes SESCO's and Eastern Energy's purchased power: 1996 - 616 million kWh and 5,090 million kWh, respectively; 1995 - 865 million kWh and 335 million kWh, respectively.

     TU Electric, SESCO and Eastern Energy are unable to predict: (i) whether or not problems may be encountered in the future in obtaining the fuel and purchased power each will require, (ii) the effect upon operations of any difficulty any of them may experience in protecting rights to fuel and purchased power now under contract, or (iii) the cost of fuel and purchased power. The reasonable costs of fuel and purchased power of TU Electric and SESCO are generally recoverable subject to the rules of the PUC. (See Regulation and Rates for information pertaining to the method of recovery of purchased power and fuel costs.)

GAS/OIL

TU ELECTRIC
-----------

     Fuel gas for units at nineteen of the principal generating stations of TU Electric, having an aggregate net gas/oil capability of 13,100 MW, was provided during 1996 by Fuel Company. Fuel Company supplied approximately 21% of such fuel gas requirements under contracts with producers at the wellhead and under other contracts with dedicated reserves and 79% under contracts with commercial suppliers.

THE COMPANY
-----------

     Fuel Company has acquired under contracts expiring at intervals through 2008, with producers at the wellhead, supplies of gas that are generally expected to be produced over a ten to fifteen year period. As gas production under contract declines and contracts expire, new contracts are expected to be negotiated to replenish or augment such supplies. Fuel Company has negotiated gas purchase contracts, with terms ranging from one to twenty years, with a number of commercial suppliers. Additionally, Fuel Company has entered into a number of short-term gas purchase contracts with other commercial suppliers at spot market prices; however, these contracts typically do not provide for a firm supply obligation from the seller or a firm purchase obligation from Fuel Company. In the past, curtailments of gas deliveries have been experienced during periods of winter peak gas demand; however, such curtailments have been of relatively short duration, have had a minimal impact on operations and have generally required utilization of fuel oil and gas storage inventories to replace the gas curtailed. During 1996, no curtailments were experienced.

     Fuel Company owns and operates an intrastate natural gas pipeline system that extends from the gas-producing area of the Permian Basin in West Texas to the East Texas gas fields and southward to the Gulf Coast area. This system includes a one-half interest in a 36-inch pipeline that extends 395 miles from the Permian Basin area of West Texas to a point of termination south of the Dallas-Fort Worth area and has a total estimated capacity of 885 million cubic feet per day with existing compression facilities. Additionally, Fuel Company owns a 39% undivided interest in another 36-inch pipeline connecting to this pipeline and extending 58 miles eastward to one of Fuel Company's underground gas storage facilities. Fuel Company also owns and operates approximately 1,600 miles of various smaller capacity lines that are used to gather and transport natural gas from other gas-producing areas. The pipeline facilities of Fuel Company form an integrated network through which fuel gas is gathered and transported to certain TU Electric generating stations for use in the generation of electric energy.

     Fuel Company also owns and operates three underground gas storage facilities with a usable capacity of 27.2 billion cubic feet with approximately
17.5 billion cubic feet of gas in inventory at December 31, 1996. Gas stored in these facilities currently can be withdrawn for use during periods of peak demand to meet seasonal and other fluctuations or curtailment of deliveries by gas suppliers. Under normal operating conditions, up to 400 million cubic feet can be withdrawn each day for a ten-day period, with withdrawals at lower rates thereafter.

     Fuel oil is stored at eighteen of the principally gas-fueled generating stations. At December 31, 1996, the System Companies had fuel oil storage capacity sufficient to accommodate approximately 6.2 million barrels of oil, with approximately 2.1 million barrels of oil in inventory.

LIGNITE/COAL

TU ELECTRIC
-----------

     Lignite is used as the primary fuel in two units at the Big Brown generating station (Big Brown), three units at Monticello generating station (Monticello), three units at the Martin Lake generating station (Martin Lake), and one unit at the Sandow generating station (Sandow), having an aggregate net capability of 5,825 MW. TU Electric's lignite units have been constructed adjacent to surface minable lignite reserves. At the present time, TU Electric owns in fee or has under lease an estimated 553 million tons of proven reserves dedicated to the Big Brown, Monticello, and Martin Lake generating stations. TU Electric also owns in fee or has under lease in excess of 270 million tons of proven reserves not dedicated to specific generating stations. Mining Company operates owned and/or leased equipment to remove the overburden and recover the lignite. One of TU Electric's lignite units, Sandow Unit 4, is fueled from lignite deposits owned by Alcoa, which furnishes fuel at no cost to TU Electric for that portion of energy generated from such unit that is equal to the amount of energy delivered to Alcoa (see
Item 6. Selected Financial Data - Consolidated Operating Statistics).

     Lignite production operations at Big Brown, Monticello, and Martin Lake are accompanied by an extensive reclamation program that returns the land to productive uses such as wildlife habitats, commercial timberland, and pasture land. For information concerning federal and state laws with respect to surface mining, see Environmental Matters.

     TU Electric is currently supplementing TU Electric-owned lignite fuel at its Monticello plant with western coal from the Powder River Basin (PRB) in Wyoming. The coal is purchased and transported on an "as available, as required" basis. Because current mine capacity in the PRB is greater than demand, ample amounts of western coal are presently available at favorable prices. TU Electric is also considering the use of western coal as a supplemental fuel at its other existing lignite-fueled plants and as a long-term alternative fuel. For information concerning applicable air quality standards, see Environmental Matters.

THE COMPANY
-----------

     Chaco has a coal lease agreement for the rights to certain surface mineable coal reserves located in New Mexico. The agreement encompasses a minimum of 228 million tons of coal with provisions for advance royalty payments to be made annually through 2017. The Company has entered into a surety agreement to assure the performance by Chaco with respect to this agreement. During 1996, certain state and federal coal leases covering approximately 120 million tons of coal were terminated. Because of the present ample availability of western coal at favorable prices from other mines, Chaco has delayed plans to commence mining operations, and accordingly, is reassessing its alternatives with respect to its coal properties including seeking purchasers thereof. (See Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 14 to Consolidated Financial Statements.)

NUCLEAR

TU ELECTRIC
-----------

     TU Electric owns and operates two nuclear-fueled generating units at the Comanche Peak nuclear generating station (Comanche Peak), each of which is designed for a net capability of 1,150 MW. (See Peak Load and Capability.)

     The nuclear fuel cycle requires the mining and milling of uranium ore to provide uranium oxide concentrate (U\\3\\O\\8\\), the conversion of U\\3\\O\\8\\ to uranium hexafluoride (UF\\6\\), the enrichment of the UF\\6\\ and the fabrication of the enriched uranium into fuel assemblies. TU Electric has on hand, or has contracted for, the raw materials and services it expects to need for its nuclear units through future years as follows: uranium (2001), conversion (2003), enrichment (2014), and fabrication (2002). Although TU Electric cannot predict the future availability of uranium and nuclear fuel services, TU Electric does not currently expect to have difficulty obtaining U\\3\\O\\8\\ and the services necessary for its conversion, enrichment and fabrication into nuclear fuel for years later than those shown above.

     The Energy Policy Act has provisions for the recovery of a portion of the costs associated with the decommissioning and decontamination of the gaseous diffusion plants used to enrich uranium for fuel. These costs are being recovered in annual fees paid to the United States Department of Energy (DOE) as determined by the Secretary of Energy. The total annual assessment for all domestic utilities is capped at $150 million per federal fiscal year assessable for fifteen years. TU Electric's assessment for 1997, as calculated by the DOE, is $973,000.

     The Nuclear Waste Policy Act of 1982, as amended (NWPA), provides for the development by the DOE of interim storage and permanent disposal facilities for spent nuclear fuel and/or high level radioactive waste materials. In December 1996, the DOE notified program participants that it did not expect to meet its obligation to begin acceptance of spent nuclear fuel by 1998. TU Electric is unable to predict what impact, if any, the DOE delay will have on TU Electric's future operations. Under provisions of the NWPA, funding for the program is provided by a one-mill per kWh fee currently levied on electricity generated and sold from nuclear reactors, including the Comanche Peak units.

     Currently, TU Electric's onsite storage capability for spent nuclear fuel is sufficient to accommodate the operation of Comanche Peak through the year 2001. TU Electric is currently pursuing options for increasing its storage capability, subject to approval by the Nuclear Regulatory Commission (NRC).

PURCHASED POWER

THE COMPANY AND TU ELECTRIC
---------------------------

     In 1996, System Companies purchased a net of 18,119 million kWh or approximately 17% of their energy requirements. TU Electric and SESCO had available 1,337 MW of firm purchased capacity under contract. As a result of the renewable resources solicitation that was part of the IRP filing, TU Electric has negotiated a 15-year contract with a developer for the purchase of energy produced from wind turbines equivalent to approximately 40 MW (or approximately 4 MW of firm capacity at peak) beginning in 1998. Recent changes in PURA and PUC substantive rules require utilities to conduct solicitations for proposals to provide new resources (both demand-side and supply-side) in developing their integrated resource plans. Utility provided demand-side resources must be bid in such solicitations. A utility will be allowed to construct new generating facilities only if such measures will provide resources less costly than those proposed in responses to the solicitations for proposals. Thus, it is very likely that the Company will acquire additional amounts of purchased resources in the future to adequately and reliably accommodate its customers' electrical needs. For information concerning the IRP, see Peak Load and Capability and Note 13 to Consolidated Financial Statements.

     Eastern Energy and the other distribution companies in Victoria purchase their electric energy needs from a competitive power pool operated by a statutory, independent corporation. While the spot price of electric energy from the pool can vary substantially, Eastern Energy enters into hedging contracts with electric energy generators and others to manage its exposure to such price fluctuations (see Note 9 to Consolidated Financial Statements). Eastern Energy also has arrangements with a number of cogenerators under which it is required to purchase approximately 45 MW of capacity.


                              REGULATION AND RATES

THE COMPANY AND TU ELECTRIC
---------------------------

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

     Eastern Energy is subject to regulation by the Office of the Regulator General (ORG). The ORG has the power to issue licenses for the supply, distribution and sale of electricity within Victoria and regulates tariffs for the use of the transmission system, distribution system, and other ancillary services. The existing tariff under which Eastern Energy operates is in effect through December 31, 2000. The ORG will review the existing tariff to be effective after December 31, 2000.

     The System Companies are also subject to various other federal, state and local regulations. (See Environmental Matters.)

TU ELECTRIC
-----------

FUEL COST RECOVERY RULE

     Pursuant to a PUC rule, the recovery of TU Electric's eligible fuel costs is provided through fixed fuel factors. The rule allows a utility's fuel factor to be revised upward or downward every six months, according to a specified schedule. A utility is required to petition to make either surcharges or refunds to ratepayers, together with interest based on a twelve month average of prime commercial rates, for any material, as defined by the PUC, cumulative under- or over-recovery of fuel costs. If the cumulative difference of the under- or over-recovery, plus interest, is in excess of 4% of the annual estimated fuel costs most recently approved by the PUC, it will be deemed to be material. In accordance with PUC approvals, TU Electric has refunded to customers an aggregate of approximately $154 million, including interest, in over-collected fuel costs for the period June 1994 through September 1995. These over-collections were primarily due to lower natural gas prices than previously anticipated. In August 1994, TU Electric petitioned the PUC for a recovery of approximately $93 million, including interest, in under-collected fuel costs for the period July 1993 through June 1994. The PUC approved the recovery of this amount through a surcharge to customers over a six-month period beginning in January 1995. The PUC's approval of this surcharge and a previously approved $147.5 million surcharge for fuel cost recovery for a prior period have been appealed by certain intervenors to district courts of Travis County, Texas. In those appeals, those parties are contending that the PUC is without authority to allow a fuel cost surcharge without a hearing and resultant findings that the costs are reasonable and necessary and that the prices charged to TU Electric by supplying affiliates are no higher than the prices charged by those affiliates to others for the same item or class of items. TU Electric is vigorously defending its position in these appeals but is unable to predict their outcome.

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

FUEL RECONCILIATION PROCEEDING

     On December 29, 1995, in accordance with PUC rules, TU Electric filed a petition with the PUC seeking final reconciliation of all eligible fuel and purchased power expenses incurred during the reconciliation period of July 1, 1992 through June 30, 1995, amounting to a total of $4.7 billion. In hearings completed in December 1996, the PUC Staff recommended a disallowance of $71.9 million. TU Electric believes that all of its eligible fuel and purchase power expenses have been prudently incurred and no amounts have been accrued for any disallowance. A final decision is expected by mid-1997. TU Electric is unable to predict the outcome of such proceeding; however, a disallowance, if any, will result in a future loss, which could possibly have a material effect on TU Electric's results of operation or cash flows.

     In addition, and as permitted by the PUC rules, TU Electric is also seeking an accounting order from the PUC that will allow certain costs incurred, and to be incurred, to facilitate the use of coal as a supplemental fuel at Monticello to be treated as eligible fuel costs and billed pursuant to TU Electric's fuel cost factor. By incurring these expenses, TU Electric believes that it can significantly improve the reliability of the supply of fuel to Monticello and can, at the same time, lower the fuel costs that would be incurred in the absence of these expenditures.

FLEXIBLE RATE INITIATIVES

     TU Electric continues to offer flexible rates in over 160 cities with original regulatory jurisdiction within its service territory (including the cities of Dallas and Fort Worth) to existing non-residential retail and wholesale customers that have viable alternative sources of supply and would otherwise leave the system. TU Electric also continues to offer an economic development rider to attract new businesses and to encourage existing customers to expand their facilities as well as an environmental technology rider to encourage qualifying customers to convert to technologies that conserve energy or improve the environment. TU Electric will continue to pursue the expanded use of flexible rates when such rates are necessary to be price-competitive.

DOCKET 9300

     The PUC's final order (Order) in connection with TU Electric's January 1990 rate increase request (Docket 9300) was reviewed by the 250th Judicial District Court of Travis County, Texas, and thereafter was appealed to the Court of Appeals for the Third District of Texas and to the Supreme Court of Texas (Supreme Court). As a result of such review and appeals, an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to the Company's and TU Electric's earnings, has been remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC will also be required to reevaluate the appropriate level of TU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In January 1997, the Supreme Court denied a motion for rehearing on the Comanche Peak minority owners issue filed by the original complainants. TU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

     In its decision, the Supreme Court also affirmed the previous $472 million prudence disallowance related to Comanche Peak. Since the Company and TU Electric each has previously recorded a charge to earnings for this prudence disallowance, the Supreme Court's decision did not have an effect on the Company's or TU Electric's current financial position, results of operation or cash flows.

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

DOCKET 15638

     In May 1996, TU Electric filed with the PUC its transmission cost information and tariffs for open-access wholesale transmission service (Docket 15638) in accordance with PUC rules adopted in February 1996. These tariffs also provide for generation-related ancillary services necessary to support wholesale transactions. Upon final PUC approval and the implementation of transmission rates for each transmission provider within the Electric Reliability Council of Texas (ERCOT), TU Electric's payments for transmission service will exceed its revenues for providing transmission service. The PUC is required by the rules to adopt a rate-moderation plan that will minimize the impact of the new pricing mechanism for the first three years the rules are in effect. As such, the current maximum impact on TU Electric for 1997 is a $4.26 million deficit, which, in the opinion of TU Electric, is not expected to have a material effect on its financial position, results of operation or cash flows. TU Electric expects to have its open-access wholesale transmission tariff in place for service within ERCOT in early 1997. (See Competition.)

OTHER

     In connection with the PUC's regular earnings monitoring process, the PUC Staff has advised the PUC that it believes TU Electric was earning in excess of a reasonable rate of return and that it was engaged in discussions with TU Electric concerning possible remedies for such perceived over-earnings. The city of Sulphur Springs, Texas, which exercises original jurisdiction over TU Electric's rates within that city's boundaries, has initiated an inquiry into the reasonableness of TU Electric's rates. TU Electric is currently preparing the information required by Sulphur Springs in connection with its inquiry. TU Electric is unable to predict the outcome of either the discussions with the PUC Staff or the inquiry of Sulphur Springs.

                                  COMPETITION

THE COMPANY AND TU ELECTRIC
---------------------------

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

     Federal legislation such as the PURPA and, more recently, the Energy Policy Act, as well as initiatives in various states, encourage wholesale competition among electric utility and non-utility power producers. Together with increasing customer demand for lower-priced electricity and other energy services, these measures have accelerated the industry's movement toward a more competitive pricing and cost structure. Competition in the electric utility industry was also addressed in the 1995 session of the Texas legislature. PURA was amended to encourage greater wholesale competition and flexible retail pricing. PURA amendments also require the PUC to report to the legislature, during each legislative session, on competition in electric markets. Accordingly, PUC reports were submitted to the Texas legislature in January 1997, recommending that the legislature continue the process of expanding competition in the Texas electricity markets, leading to expanded retail competition, and authorize the PUC to take numerous steps toward that goal. The PUC further recommended that full competition not occur prior to the year 2000 in order to provide an environment through which both retail customers and utilities in Texas move more smoothly to achieve the perceived benefits of competition. The PUC is seeking guidance from the legislature and authority to address the issue of stranded cost recovery. In advance of the implementation of full retail competition, the PUC is requesting authority to create an Electric Service Reseller, a new entity that purchases power from the incumbent utility, bundles electric service with other services, and resells the power in the retail market. The PUC is also requesting authority to: (i) approve or disapprove mergers and acquisitions of Texas' electric utilities, (ii) allow alternative forms of regulation for transmission and distribution services, (iii) mandate a minimum set of consumer rights with regard to reliability, consumer protection and universal service,
(iv) address market power concerns, (v) use alternative fuel recovery mechanisms, (vi) provide the PUC authority over regional reliability groups, and
(vii) develop rules for a framework of transitioning to full retail competition.

     As a result of the shift in emphasis toward greater competition, large and small industry participants are offering energy services and energy-related products that are both economically and environmentally attractive to customers. In Texas, aggressive marketing of competitive prices by rural electric cooperatives, municipally-owned electric systems, and other energy providers who are not subject to the traditional governmental regulation experienced by the energy and utility industries has intensified competition within the state's wholesale markets and, in multi-certificated areas, retail customer markets.

     Furthermore, there is increasing pressure on utilities to reduce costs, including the cost of power, and to tailor energy services to the specific needs of customers. Such competitive pressures among electric utility and non-utility power producers could result in the loss by TU Electric of customers and the cost of certain of its assets becoming stranded costs (i.e., costs of assets that may not be recoverable from customers as a result of competitive pricing). To the extent stranded costs cannot be recovered from customers, it may be necessary for such costs to be borne partially or entirely by shareholders. In response to these competitive pressures, many utilities are implementing significant restructuring and re-engineering initiatives designed to make them more competitive. Since the implementation of an Operations Review and Cost Reduction program in April 1992, the System Companies continue to take steps to reduce costs by streamlining business processes and operating practices. (For information pertaining to the effects of competition on the treatment of certain regulatory assets and liabilities, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 1 to Consolidated Financial Statements.)

WHOLESALE MARKET

     In the wholesale power market, TU Electric competes with a variety of utilities and other suppliers, some of which are willing and able to sell at rates below TU Electric's standard wholesale power service rate as approved by the PUC. As a result, TU Electric has received notifications of termination of approximately 750 MW of wholesale load through 1999. In 1996, wholesale revenues represented about 3% of TU Electric's total consolidated operating revenues.

     Amendments to PURA made during the 1995 session of the Texas legislature allow for wholesale pricing flexibility. While wholesale rates for electric utilities are not deregulated, wholesale tariffs or contracts with charges less than approved rates but greater than the utility's marginal cost may be approved by the regulatory authority upon application by the utility. Competitive wholesale power contracts have been successfully negotiated with two existing customers, Lyntegar Electric Cooperative and Taylor Electric Cooperative, and with the City of College Station, a new customer.

OPEN-ACCESS TRANSMISSION

     In February 1996, pursuant to the 1995 amendments to PURA, the PUC adopted rules requiring each electric utility in ERCOT to provide wholesale transmission and related services to other utilities and non-utility power suppliers at rates, terms and conditions that are comparable to those applicable to such utility's use of its own transmission facilities.

     Under the rules, the PUC established a transmission pricing mechanism consisting of an ERCOT system-wide component and a distance-sensitive component. The ERCOT system-wide component provides that each load-serving entity in ERCOT will pay a share of the ERCOT-wide transmission cost of service based on the entity's load. The distance-sensitive component provides that a distance-sensitive rate will be paid to utilities that own transmission facilities, based on the impact of transmitting generation resources to loads. The rates charged for using the transmission system are designed to ensure that all market participants pay on a comparable basis to use the system. While all users of the transmission grid pay rates that are comparably designed, the impact on individual users will differ.

     In May 1996, TU Electric filed with the PUC, under Docket 15638, its transmission cost information and tariffs for open-access wholesale transmission service. These tariffs also provide for generation-related ancillary services necessary to support wholesale transactions. Company-specific proceedings to determine transmission rates were concluded in 1996, and in early 1997, TU Electric is expected to have its open-access wholesale transmission tariff in place for service within ERCOT. (See Regulation and Rates.)

     As a result of the PUC rules, the organization and structure of ERCOT has been changed to provide for equal governance among all wholesale electricity market participants. These changes were made in order to facilitate wholesale competition while ensuring continued reliability within ERCOT.

     At the federal level, the Energy Policy Act empowers the FERC to require utilities to provide transmission service for the delivery of wholesale power from other power producers to qualified resellers, such as municipalities, cooperatives and other utilities. In April 1996, the FERC issued Order No. 888 which requires all FERC-jurisdictional electric utilities to offer third parties wholesale transmission services under an open-access tariff and provides a framework for recovery of "legitimate, prudent and verifiable stranded costs" resulting from the implementation of open-access wholesale transmission service.

RETAIL MARKET

     TU Electric and SESCO are experiencing competition for retail load in areas that are multi-certificated with rural electric cooperatives or municipal utilities. Except in areas where there is multi-certification by the PUC, TU Electric and SESCO currently have the exclusive right to provide electric service to the public within their service areas.

     In addition, some energy consumers have the ability to produce their own electricity or to use alternative forms of energy. Industrial customers may also be able to relocate their facilities to lower-cost service areas. To some degree, there is competition among utilities with defined service areas to attract and retain large customers. TU Electric and SESCO are pursuing efforts to remain competitive through competitive pricing, economic development and other initiatives. (See Regulation and Rates.)

     Congress, as well as legislatures and regulatory commissions in several states have begun to examine the possibility of mandated "retail wheeling," the required delivery by an electric utility over its transmission and distribution facilities of energy produced by another entity to retail customers in such utility's service territory. If implemented, such access could allow a retail customer to purchase electric service from any other electric service provider, subject to the practical constraints of long distance transmission. To date, retail wheeling has not been implemented in Texas; however, this issue is being pursued again during the 1997 session of the Texas legislature and in the 105th Congress.

     The Company and TU Electric do not anticipate any legislation being enacted during the 1997 legislature to authorize competition in the retail market. The Company and TU Electric cannot predict the ultimate outcome of the ongoing efforts that are taking place to restructure the electric utility industry or whether such outcome will have a material effect on their financial position, results of operation or cash flows.

     The energy supply franchise portion of Eastern Energy's business is gradually being exposed to competition through a phase-in of customers' right to choose their energy supplier. This phase-in is by customer class and is expected to be complete by December 31, 2000, at which time all energy customers in Victoria will have the right to choose their energy supplier. Eastern Energy is required to offer distribution of electric energy in its service territory on behalf of other electric suppliers and distribution companies to those customers having a right to choose their supplier, and Eastern Energy can similarly supply electric energy to such customers in other service territories by utilizing the distribution networks of the distribution companies in those service territories.

     TU Electric, SESCO and Eastern Energy are not able to predict the extent of future competitive developments or what impact, if any, such developments may have on their operations.

                             ENVIRONMENTAL MATTERS

THE COMPANY AND TU ELECTRIC
---------------------------

GENERAL
     The System Companies are subject to various federal, state and local regulations dealing with air and water quality and related environmental matters. (See Item 2. Properties - Capital Expenditures and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation for environmental expenditures.)

AIR

     Under the Texas Clean Air Act, the Texas Natural Resource Conservation Commission (TNRCC) has jurisdiction over the permissible level of air contaminant emissions from generating facilities located within the State of Texas. In addition, the new source performance standards of the Environmental Protection Agency (EPA) promulgated under the federal Clean Air Act, as amended (Clean Air Act), which have also been adopted by the TNRCC, are applicable to generating units, the construction of which commenced after August 17, 1971. TU Electric's generating units have been constructed to operate in compliance with current regulations and emission standards promulgated pursuant to these Acts; however, due to variations in the quality of the lignite fuel, operation of certain of the lignite-fueled generating units at reduced loads is required from time to time in order to maintain compliance with these standards.

     The Clean Air Act includes provisions which, among other things, place limits on the sulfur dioxide emissions produced by generating units. In addition to the new source performance standards applicable to sulfur dioxide, the Clean Air Act requires that fossil-fueled plants meet certain sulfur dioxide emission allowances by 1995 (Phase I) and will require more restrictions on sulfur dioxide emission allowances by 2000 (Phase II). TU Electric's generating units were not affected by the Phase I requirements. The applicable Phase II requirements currently are met by 52 out of the 56 of TU Electric's generating units to which those requirements apply. Because the sulfur dioxide emissions from the other four units are relatively low and alternatives are available to enable these units to reduce sulfur dioxide emissions or utilize compensatory reduction allowances achieved in other units, compliance with the applicable Phase II sulfur dioxide requirements is not expected to have a significant impact on TU Electric. In January 1993, the EPA issued its "core" regulations to implement the sulfur dioxide reduction program. TU Electric is preparing compliance plans in accordance with these regulations and expects these plans to be implemented by January 1, 2000.

     To meet these sulfur dioxide requirements, the Clean Air Act provides for the annual allocation of sulfur dioxide emission allowances to utilities. Under the Clean Air Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances from or to other utilities. The EPA grants a maximum number of allowances annually to TU Electric based on the amount of emissions from units in operation during the period 1985 through 1987. The Clean Air Act also provides that TU Electric will be granted additional annual allowances for Units 1 and 2 of the Twin Oak facility. TU Electric intends to utilize internal allocation of emission allowances within its system and, if cost effective, may purchase additional emission allowances to enable both existing and future electric generating units to meet the requirements of the Clean Air Act. TU Electric may also sell excess emission allowances. TU Electric is unable to predict the extent to which it may generate excess allowances or will be able to acquire allowances from others if needed but does not anticipate any significant problems in keeping emissions within its allotted allowances.

     TU Electric's generating units meet the nitrogen oxide limits currently required by the Clean Air Act. The TNRCC and the EPA have determined that the requirements of the Clean Air Act for ozone nonattainment areas will not require nitrogen oxide emission reductions at TU Electric's generating units in the Dallas-Fort Worth area. The Clean Air Act also requires studies, which began in 1991, by the EPA to assess the potential for toxic emissions from utility boilers. TU Electric is unable to predict either the results of such studies or the effects of any subsequent regulations. Recently, the EPA proposed a more stringent standard for ambient levels of ozone and of fine particulates. The impact of these new standards, if adopted, is unknown at this time.

     Only certain parts of the regulations implementing the Clean Air Act have been published as final rules. Until more of these regulations have been promulgated and specific state requirements developed, TU Electric will not be able to fully determine the cost or method of compliance with these requirements. TU Electric believes that it can meet the requirements necessary to be in compliance with these provisions as they are developed. Estimates for the capital requirements related to the Clean Air Act are included in TU Electric's estimated construction expenditures. Any additional capital expenditures, as well as any increased operating costs associated with new requirements or compliance measures, are expected to be recoverable through rates, as similar costs have been recovered in the past.

WATER

     The TNRCC and the EPA have jurisdiction over all water discharges (including storm water) from all System Companies' domestic facilities. The System Companies' domestic facilities are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TU Electric, Fuel Company, and Mining Company have obtained all required waste water discharge permits from the TNRCC and the EPA for facilities in operation and have applied for or obtained necessary permits for facilities under construction. TU Electric, Fuel Company and Mining Company believe they can satisfy the requirements necessary to obtain any required permits or renewals.

OTHER

     Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TNRCC. Certain System Companies, including TU Electric, possess all necessary permits for these activities from the TNRCC for their present operations.

     Federal legislation regulating surface mining was enacted in August 1977 and regulations implementing the law have been issued. Mining Company's lignite mining operations are currently regulated at the state level by the TRC, with oversight by the United States Department of the Interior's Office of Surface Mining, Reclamation and Enforcement. Surface mining permits have been issued for current Mining Company operations that provide fuel for Big Brown, Monticello and Martin Lake.

     Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act (Texas Act) and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended (RCRA) and the Toxic Substances Control Act (TSCA). The EPA has issued regulations under the RCRA and TSCA, and the TNRCC and the RCT have issued regulations under the Texas Act applicable to System Companies' domestic facilities. The Company has registered its solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

     Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas is taking steps to site, construct and operate a low-level radioactive waste disposal site by 1999 and submitted a license application in March 1992 for such a facility. The license application has been finalized and a contested Administrative Hearing on the adequacy of the application is scheduled to begin in January 1998. The State of Texas has agreed to a compact with the States of Maine and Vermont, which is subject to ratification by Congress, for such a facility. Low-level waste material will be shipped off-site as long as an alternate disposal site is available. Otherwise the low-level waste material will be stored on-site. TU Electric's on-site storage capacity is expected to be adequate until other facilities are available.

     Eastern Energy is subject to various Australian federal and Victorian state environmental regulations, the most significant of which is the Victorian Environmental Protection Act of 1970 (VEPA). VEPA regulates, in particular, the discharge of waste into air, land and water, site contamination, the emission of noise and the storage, recycling and disposal of solid and industrial waste. VEPA establishes the Environmental Protection Authority (Authority) and grants the Authority a wide range of powers to control and prevent environmental pollution. These powers include issuing approvals for construction of works which may cause noise or emissions to air, water or land, waste discharge licenses and pollution abatement notices. No licenses or works approvals from the Authority are currently required for activities undertaken by Eastern Energy.

ITEM 2.  PROPERTIES

THE COMPANY AND TU ELECTRIC
---------------------------
     The Company owns no utility plant or real property. At December 31, 1996, TU Electric owned or leased and operated the following generating units:

 ELECTRIC                                                  NET
GENERATING                                              CAPABILITY
  UNITS                     FUEL SOURCE                    (MW)          %
----------                  -----------                 ----------    -------
  46         Natural Gas (a)........................      12,105        57.0%
   9         Lignite/Coal...........................       5,825        27.5
   2         Nuclear................................       2,300        10.8
  15         Combustion Turbines (b)................         975         4.6
  10         Diesel.................................          20         0.1
                                                          ------       -----
               Total................................      21,225       100.0%
                                                          ======       =====

-----------------------
(a) Thirty-seven natural gas units are designed to operate on fuel oil for short periods when gas supplies are interrupted or curtailed. Five natural gas units are designed to operate on fuel oil for extended periods.
(b) Natural gas units leased and operated by TU Electric. Such units are designed to operate on fuel oil for extended periods.

     The principal generating facilities and load centers of TU Electric and SESCO are connected by 3,863 circuit miles of 345,000 volt transmission lines and 9,327 circuit miles of 138,000 and 69,000 volt transmission lines.

     TU Electric is connected by six 345,000 volt lines to Houston Lighting & Power Company; by three 345,000 volt, eight 138,000 volt and nine 69,000 volt lines to West Texas Utilities Company; by two 345,000 volt and eight 138,000 volt lines to the Lower Colorado River Authority; by four 345,000 volt and eight 138,000 volt lines to the Texas Municipal Power Agency; by one asynchronous high voltage direct current interconnection to Southwestern Electric Power Company; and at several points with smaller systems operating wholly within Texas. SESCO is connected to TU Electric by three 138,000 volt lines, ten 69,000 volt lines and three lines at distribution voltage. TU Electric and SESCO are members of ERCOT, an intrastate network of investor-owned entities, cooperatives, public entities, non-utility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electric power systems in Texas and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

     Eastern Energy's distribution network is comprised primarily of subtransmission and distribution assets. It owns no generating or transmission facilities. Eastern Energy's distribution system is interconnected with an intrastate power network comprised of the operator of the electric energy pool, Victorian Power Exchange, and each of the other distribution companies within Victoria. Eastern Energy has entered into distribution system agreements with each of the distribution businesses which share the boundaries of its distribution area to provide for wheeling of electricity on behalf of those distribution businesses and for the reciprocal provision of other distribution services.

     The generating stations and other important units of property of TU Electric and SESCO are located on lands owned primarily in fee simple. The greater portion of the transmission and distribution lines of TU Electric and SESCO, and of the gas gathering and transmission lines of Fuel Company, has been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law. The rights of the System Companies in the realty on which their properties are located are considered by them to be adequate for their use in the conduct of their business. Minor defects and irregularities customarily found in titles to properties of like size and character may exist, but any such defects and irregularities do not materially impair the use of the properties affected thereby. TU Electric, SESCO, Fuel Company and Eastern Energy have the right of eminent domain whereby they may, if necessary, perfect or secure titles or gain access to privately held land used or to be used in their operations. Utility plant of TU Electric and SESCO is generally subject to the liens of their respective mortgages.

                              CAPITAL EXPENDITURES

THE COMPANY AND TU ELECTRIC
---------------------------

     The Company has taken steps to aggressively manage its construction expenditures. Such construction expenditures for utility related activities, excluding allowance for funds used during construction (see Note 1 to Consolidated Financial Statements) are presently estimated at $513 million, $527 million and $556 million for the Company and $440 million, $470 million and $497 million for TU Electric for each of the years 1997, 1998, and 1999, respectively. The System Companies are subject to federal, state and local regulations dealing with environmental protection. (See Item 1. Business - Environmental Matters.) Such expenditures for construction to meet the requirements of environmental regulations at existing generating units are estimated to be $10 million for 1997 (included in the 1997 construction estimates noted above) and were approximately $14 million in 1996, $64 million in 1995 and $40 million in 1994. Expenditures for non-utility property are presently estimated to be $75 million, $44 million and $78 million for the Company for each of the years 1997, 1998 and 1999, respectively. Expenditures for nuclear fuel are presently estimated to be $66 million, $78 million and $115 million for the Company and TU Electric for each of the years 1997, 1998 and 1999, respectively.

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

ITEM 3.  LEGAL PROCEEDINGS

THE COMPANY
-----------

     The Antitrust Division of the U.S. Department of Justice submitted to the Company a civil investigative demand (CID) in October 1995. This CID requests documents and information relating to an investigation of whether alleged tying arrangements or other actions that unreasonably deny or condition access to TU Electric's transmission system by others have occurred in violation of certain antitrust laws. While the Company intends to comply with requests within the appropriate purview of the Department of Justice, it believes that it has not violated such antitrust laws. The Company is unable to predict the outcome of any such investigation and does not expect it to have a material effect on the Company's financial position, results of operation or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

THE COMPANY
-----------

     A special meeting of the shareholders of the Company was held on November 15, 1996 for the purpose of approving an Amended and Restated Agreement and Plan of Merger involving the Company and ENSERCH and the transactions contemplated therein, including as described in the Joint Proxy Statement/Prospectus sent to the shareholders of both companies on September 23, 1996, the merger of a wholly owned subsidiary of TUC Holding Company, a new company owned 50% by the Company and 50% by ENSERCH, with and into the Company, as a result of which the Company will become a wholly owned subsidiary of TUC Holding Company. At the effective time of the merger, TUC Holding Company will change its name to Texas Utilities Company and the outstanding shares of the Company's Common Stock will be converted into shares of TUC Holding Company Common Stock on a one-for-one basis. Voting results of the special meeting were as follows: 173,214,638 shares were voted FOR the proposal, 1,153,345 shares were voted AGAINST the proposal and 1,196,009 shares ABSTAINED or were broker non-votes as to the proposal.

TU ELECTRIC
-----------

   None.

-----------

                       EXECUTIVE OFFICERS OF THE COMPANY

                            POSITIONS AND OFFICES          DATE FIRST
                               PRESENTLY HELD              ELECTED TO
                               (CURRENT TERM                PRESENT              BUSINESS EXPERIENCE
NAME OF OFFICER     AGE     EXPIRES MAY 23, 1997)          OFFICE(S)           (PRECEDING FIVE YEARS)
---------------     ---     ---------------------          ----------          ---------------------
J. S. Farrington     62  Chairman and Director         February 20, 1987   Same and Chief Executive of
                                                                             the Company.
Erle Nye             59  President, Chief Executive    May 19, 1995        Chairman of the Board and
                            and Director                                     Chief Executive of TU Electric.

     There is no family relationship between either of the above named Executive Officers.

                                    PART II


ITEM 5.  MARKET FOR EACH REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

THE COMPANY
-----------

     The Company's common stock is listed on the New York, Chicago and Pacific stock exchanges (symbol: TXU).

     The price range of the common stock of the Company on the composite tape, as reported by The Wall Street Journal, and the dividends paid, for each of the calendar quarters of 1996 and 1995 were as follows:

                                 Price Range                   Dividends Paid
                   ----------------------------------------    --------------
Quarter Ended             1996                  1995           1996     1995
-------------      ------------------    ------------------    -----    -----
                    High        Low       High        Low
                   -------    -------    -------    -------
March 31......     $42 7/8    $38 7/8    $35        $30 1/8    $0.50    $0.77
June 30.......      42 3/4     38 1/2     36 1/8     31 5/8     0.50     0.77
September 30..      43 3/4     39 3/8     35         32 5/8     0.50     0.77
December 31...      42 1/8     38 3/4     41 1/4     34 1/4     0.50     0.77
                                                               -----    -----
                                                               $2.00    $3.08
                                                               =====    =====

     The Company has declared common stock dividends payable in cash in each year since its incorporation in 1945. The Board of Directors of the Company, at its February 1997 meeting, declared a quarterly dividend of $0.525 a share, payable April 1, 1997 to shareholders of record on March 7, 1997. For information concerning the Company's dividend policy, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation. Future dividends may vary depending upon the Company's profit levels and capital requirements as well as financial and other conditions existing at the time. Reference is made to Note 5 to Consolidated Financial Statements regarding limitations upon payment of dividends on common stock of TU Electric and SESCO.

     The number of record holders of the common stock of the Company as of February 28, 1997 was 87,303.

TU ELECTRIC
-----------

     All of TU Electric's common stock is owned by the Company. Reference is made to Note 5 to Consolidated Financial Statements regarding limitations upon payment of dividends on common stock of TU Electric.

ITEM 6.  SELECTED FINANCIAL DATA

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATISTICS

                                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------------------------

                                                               1996          1995           1994            1993         1992
                                                               ----          ----           ----            ----         ----
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total assets -- end of year............................... $ 21,375,707   $ 21,535,851   $ 20,893,408   $ 21,518,128   $ 19,428,568
------------------------------------------------------------------------------------------------------------------------------------
Utility plant - gross -- end of year...................... $ 24,931,239   $ 24,911,787   $ 24,206,351   $ 23,836,729   $ 23,043,778
  Accumulated depreciation and amortization -- end of
   year...................................................    6,496,724      5,857,580      5,228,423      4,710,398      4,251,002
  Reserve for regulatory disallowances -- end of year.....      836,005      1,308,460      1,308,460      1,308,460      1,308,460
Construction expenditures (including allowance for
  funds used during construction).........................      434,139        434,338        444,245        871,450      1,136,971
------------------------------------------------------------------------------------------------------------------------------------
Capitalization -- end of year
  Long-term debt.......................................... $  8,668,111   $  9,174,575   $  7,888,413   $  8,379,826   $  7,931,981
  TU Electric obligated, mandatorily redeemable,
    preferred securities of subsidiary trusts holding
    solely debentures of TU Electric......................      381,311        381,476             --             --             --
  Preferred stock of subsidiary:
    Not subject to mandatory redemption...................      464,427        489,695        870,190      1,083,008        909,564
    Subject to mandatory redemption.......................      238,391        263,196        387,482        396,917        418,748
  Common stock equity.....................................    6,032,913      5,731,753      6,490,047      6,570,993      6,590,537
                                                           ------------   ------------   ------------   ------------   ------------
     Total................................................ $ 15,785,153   $ 16,040,695   $ 15,636,132   $ 16,430,744   $ 15,850,830
                                                           ============   ============   ============   ============   ============
Capitalization ratios -- end of year
  Long-term debt..........................................         54.9%          57.2%          50.5%          51.0%          50.0%
  TU Electric obligated, mandatorily redeemable,
   preferred securities of subsidiary trusts holding
   solely debentures of TU Electric.......................          2.4            2.4             --             --             --
  Preferred stock of subsidiary...........................          4.5            4.7            8.0            9.0            8.4
  Common stock equity.....................................         38.2           35.7           41.5           40.0           41.6
                                                                  -----          -----          -----          -----          -----
     Total................................................        100.0%         100.0%         100.0%         100.0%         100.0%
                                                                  =====          =====          =====          =====          =====
------------------------------------------------------------------------------------------------------------------------------------
Embedded interest cost on long-term debt -- end of year...          8.1%           8.4%           8.7%           8.7%           9.2%
Embedded distribution cost on TU Electric obligated,
 mandatorily redeemable, preferred securities of
 subsidiary trusts holding solely debentures of TU
 Electric  -- end of year.................................          8.7%           8.6%            --%            --%            --%

Embedded dividend cost on preferred stock of subsidiary
 -- end of year...........................................          7.5%           7.4%           7.5%           7.6%           8.4%

------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of a change
  in accounting principle................................. $    753,606   $   (138,645)  $    542,799   $    368,660   $    619,204
Cumulative effect of a change in accounting for unbilled
    revenue (net of taxes of $41,679,000).................           --             --             --             --         80,907
                                                           ------------   ------------   ------------   ------------   ------------
Consolidated net income (loss)............................ $    753,606   $   (138,645)  $    542,799   $    368,660   $    700,111
                                                           ============   ============   ============   ============   ============

Dividends declared on common stock........................ $    456,059   $    634,613   $    695,590   $    682,438   $    653,146
------------------------------------------------------------------------------------------------------------------------------------
Common stock data
  Shares outstanding -- average...........................  225,159,846    225,841,037    225,833,659    221,555,218    214,850,225
  Shares outstanding -- end of year.......................  224,602,557    225,841,037    225,841,037    224,345,422    217,316,054
  Earnings (loss) per share (on average shares
   outstanding):
   Before cumulative effect of a change in accounting..... $       3.35   $      (0.61)  $       2.40   $       1.66   $       2.88
   Cumulative effect of a change in accounting
   for unbilled revenue...................................           --             --             --             --           0.38
                                                           ------------   ------------   ------------   ------------   ------------
     Total earnings (loss) per average share.............. $       3.35   $      (0.61)  $       2.40   $       1.66   $       3.26
                                                           ============   ============   ============   ============   ============

  Dividends declared per share............................ $      2.025   $       2.81   $       3.08   $       3.08   $       3.04
  Book value per share -- end of year..................... $      26.86   $      25.38   $      28.74   $      29.29   $      30.33
  Return on average common stock equity...................         12.8%         (2.3)%           8.3%           5.6%          10.9%
Ratio of earnings to fixed charges:
  Pre-tax.................................................          2.4            0.8            2.3            1.9            2.3
  After-tax...............................................          2.0            0.9            1.9            1.6            2.0
Allowance for funds used during construction as
  percent of consolidated net income......................          1.7%            --%           4.1%          71.4%          43.5%

------------------------------------------------------------------------------------------------------------------------------------

Certain financial statistics for 1996 and 1995 were affected by the December 1995 acquisition of Eastern Energy; for the year 1995, were affected by recording of the impairment of certain assets (see Note 14 to Consolidated Financial Statements); and for the year 1993, were affected by TU Electric recording a regulatory disallowance in a rate order issued by the Public Utility Commission of Texas in Docket 11735 (see Note 13 to Consolidated Financial Statements).

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                       CONSOLIDATED OPERATING STATISTICS

                                                               YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------
                                               1996         1995        1994        1993       1992
                                               ----         ----        ----        ----       ----
ELECTRIC ENERGY GENERATED AND
 PURCHASED (MWh)
 Generated -- net station output...........  88,129,637  83,876,565  81,320,922  79,105,495  74,652,339
 Purchased and net interchange.............  18,119,171  11,880,174  12,551,167  12,785,246  11,417,251
                                            -----------  ----------  ----------  ----------  ----------
  Total generated and purchased............ 106,248,808  95,756,739  93,872,089  91,890,741  86,069,590
 Company use, losses and unaccounted for...   5,905,076   5,653,698   5,246,480   5,631,085   5,016,596
                                            -----------  ----------  ----------  ----------  ----------
  Total electric energy sales.............. 100,343,732  90,103,041  88,625,609  86,259,656  81,052,994
                                            ===========  ==========  ==========  ==========  ==========

ELECTRIC ENERGY SALES (MWh)
 Residential...............................  35,855,314  31,284,477  30,460,307  30,504,991  27,524,621
 Commercial................................  27,946,728  25,899,942  25,073,687  24,269,456  23,176,888
 Industrial................................  25,755,045  23,586,291  23,154,145  21,586,803  21,278,889
 Government and municipal..................   6,161,150   5,752,800   5,619,135   5,427,436   5,080,440
                                            -----------  ----------  ----------  ----------  ----------
  Total general business...................  95,718,237  86,523,510  84,307,274  81,788,686  77,060,838
  Other electric utilities.................   4,625,495   3,579,531   4,318,335   4,470,970   3,992,156
                                            -----------  ----------  ----------  ----------  ----------
  Total electric energy sales.............. 100,343,732  90,103,041  88,625,609  86,259,656  81,052,994
                                            ===========  ==========  ==========  ==========  ==========

OPERATING REVENUES (thousands)
 Base rate:
  Residential..............................  $2,251,734  $1,920,087  $1,862,525  $1,704,766  $1,478,758
  Commercial...............................   1,357,326   1,219,443   1,183,757   1,061,591     972,733
  Industrial...............................     690,943     602,518     595,213     536,800     517,896
  Government and municipal.................     322,013     287,674     283,783     245,458     209,426
                                            -----------  ----------  ----------  ----------  ----------
    Total general business.................   4,622,016   4,029,722   3,925,278   3,548,615   3,178,813
  Other electric utilities.................     146,358     117,904     155,389     149,289     137,051
                                            -----------  ----------  ----------  ----------  ----------
    Total base rate revenues...............   4,768,374   4,147,626   4,080,667   3,697,904   3,315,864
 Fuel revenue (including over/under-
  recovered)...............................   1,670,844   1,418,211   1,513,929   1,657,331   1,540,667
 Other operating revenues..................     111,710      72,851      68,947      79,277      51,345
                                            -----------  ----------  ----------  ----------  ----------
   Total operating revenues................  $6,550,928  $5,638,688  $5,663,543  $5,434,512  $4,907,876
                                            ===========  ==========  ==========  ==========  ==========

ELECTRIC CUSTOMERS (end of year)
 Residential...............................   2,558,025   2,504,128   2,053,235   2,020,667   1,952,916
 Commercial................................     274,076     267,579     225,479     221,422     210,185
 Industrial................................      49,390      49,558      21,673      21,954      21,969
  Government and municipal.................      31,108      30,458      29,437      29,034      28,204
                                            -----------  ----------  ----------  ----------  ----------
  Total general business...................   2,912,599   2,851,723   2,329,824   2,293,077   2,213,274
  Other electric utilities.................         161         165         212         220         243
                                            -----------  ----------  ----------  ----------  ----------
   Total electric customers................   2,912,760   2,851,888   2,330,036   2,293,297   2,213,517
                                            ===========  ==========  ==========  ==========  ==========

RESIDENTIAL STATISTICS (excludes
 master-metered customers, kWh sales
 and revenues)
  Average annual kWh per customer..........      13,551      12,003      14,192      14,594      13,463
  Average revenue per kWh..................       8.02c       8.08c       8.25c       7.56c       7.40c

----------------
Industrial classification includes
 service to Alcoa-Sandow:
  Electric energy sales (Mwh)..............   3,841,904   3,764,658   3,886,258   3,166,797   3,157,852
  Operating revenues (thousands)...........  $   46,853  $   47,739  $   54,699  $   53,352  $   56,043

Certain previously reported operating statistics have been reclassified to conform to current classifications, and for 1996 and 1995, were affected by the December 1995 acquisition of Eastern Energy.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATISTICS

                                                                                   YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------------------------
                                                             1996           1995            1994           1993         1992
                                                             ----           ----            ----           ----         ----
Total assets -- end of year..............................  $18,794,939    $19,003,374    $19,446,998    $19,870,990    $17,962,812
------------------------------------------------------------------------------------------------------------------------------------
Electric plant - gross -- end of year....................  $22,664,086    $22,747,860    $23,063,436    $22,680,508    $21,957,681
 Accumulated depreciation and amortization -- end of
  year...................................................    5,963,477      5,370,818      4,765,474      4,233,720      3,790,626
 Reserve for regulatory disallowances -- end of year.....      836,005      1,308,460      1,308,460      1,308,460      1,308,460
Construction expenditures (including allowance for
 funds used during construction).........................      377,438        407,305        415,290        841,181      1,107,555
------------------------------------------------------------------------------------------------------------------------------------
Capitalization -- end of year
 Long-term debt..........................................  $ 6,310,594    $ 7,212,070    $ 7,220,641    $ 7,607,090    $ 7,280,301
 TU Electric obligated, mandatorily redeemable,
  preferred securities of subsidiary trusts holding
  solely debentures of TU Electric.......................      381,311        381,476             --             --             --
 Preferred stock:
 Not subject to mandatory redemption.....................      464,427        489,695        870,190      1,083,008        909,564
 Subject to mandatory redemption.........................      238,391        263,196        387,482        396,917        418,748
 Common stock equity.....................................    6,105,907      5,799,898      6,114,261      6,029,217      6,198,208
                                                           -----------    -----------    -----------    -----------    -----------
       Total.............................................  $13,500,630    $14,146,335    $14,592,574    $15,116,232    $14,806,821
                                                           ===========    ===========    ===========    ===========    ===========
------------------------------------------------------------------------------------------------------------------------------------
Embedded interest cost on long-term debt --
 end of year.............................................          8.3%           8.4%           8.7%           8.8%           9.2%
Embedded distribution cost on TU Electric obligated,
 mandatorily redeemable, preferred securities of
 subsidiary trusts holding solely debentures of
 TU Electric -- end of year..............................          8.7%           8.6%            --%            --%            --%
Embedded dividend cost on preferred stock --
 end of year.............................................          7.5%           7.4%           7.5%           7.6%           8.4%
------------------------------------------------------------------------------------------------------------------------------------
Consolidated income before cumulative effect of a change
 in accounting principle.................................  $   862,695    $   452,631    $   658,192    $   476,526    $   740,216
Cumulative effect of a change in accounting for unbilled
   revenue (net of taxes of $41,679,000).................           --             --             --             --         80,907
                                                           -----------    -----------    -----------    -----------    -----------
Consolidated net income..................................  $   862,695    $   452,631    $   658,192    $   476,526    $   821,123
                                                           -----------    -----------    -----------    -----------    -----------
Consolidated net income available for common stock.......  $   809,337    $   367,717    $   556,309    $   361,294    $   702,705
Dividends declared on common stock.......................  $   503,328    $   682,080    $   715,760    $   707,382    $   645,260
------------------------------------------------------------------------------------------------------------------------------------
Ratio of earnings to fixed charges:
 Pre-tax.................................................          3.0            2.0            2.5            2.0            2.5
 After-tax...............................................          2.5            1.7            2.0            1.7            2.1
Allowance for funds used during construction as a
 percent of consolidated net income available for
 common stock............................................          1.6%           6.0%           4.0%          72.9%          43.3%
Return on average common stock equity....................         13.6%           6.2%           9.2%           5.9%          11.8%
------------------------------------------------------------------------------------------------------------------------------------


Certain financial statistics for 1995 were affected by the recording of the impairment of certain assets (see Note 14 to Consolidated Financial Statements); and for the year 1993, were affected by TU Electric recording a regulatory disallowance in a rate order issued by the Public Utility Commission of Texas in Docket 11735 (see Note 13 to Consolidated Financial Statements).

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                       CONSOLIDATED OPERATING STATISTICS

                                                                                  YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------------------------
                                                             1996           1995            1994           1993         1992
                                                             ----           ----            ----           ----         ----
ELECTRIC ENERGY GENERATED AND
 PURCHASED (MWh)
 Generated -- net station output......................     88,129,637     83,876,565     81,320,922     79,105,495     74,652,339
 Purchased and net interchange........................     12,417,774     10,683,722     11,663,148     12,431,763     11,417,251
                                                          -----------     ----------     ----------     ----------     ----------
 Total generated and purchased........................    100,547,411     94,560,287     92,984,070     91,537,258     86,069,590
 Company use, losses and unaccounted for..............      5,804,526      5,532,031      5,131,173      5,572,916      5,016,596
                                                          -----------     ----------     ----------     ----------     ----------
  Total electric energy sales.........................     94,742,885     89,028,256     87,852,897     85,964,342     81,052,994
                                                          ===========     ==========     ==========     ==========     ==========
ELECTRIC ENERGY SALES (MWh)
 Residential..........................................     33,038,399     30,716,241     30,065,767     30,278,230     27,524,621
 Commercial...........................................     26,455,954     25,553,369     24,815,874     24,139,120     23,176,888
 Industrial...........................................     24,214,960     23,301,933     22,984,218     21,506,547     21,278,889
 Government and municipal.............................      5,929,249      5,615,715      5,505,298      5,365,815      5,080,440
                                                          -----------     ----------     ----------     ----------     ----------
 Total general business...............................     89,638,562     85,187,258     83,371,157     81,289,712     77,060,838
 Other electric utilities.............................      5,104,323      3,840,998      4,481,740      4,674,630      3,992,156
                                                          -----------     ----------     ----------     ----------     ----------
 Total electric energy sales.........................      94,742,885     89,028,256     87,852,897     85,964,342     81,052,994
                                                          ===========     ==========     ==========     ==========     ==========
OPERATING REVENUES (thousands)
 Base rate:
  Residential.........................................   $  1,993,506    $ 1,875,311    $ 1,832,557    $ 1,686,692    $ 1,478,758
  Commercial..........................................      1,227,271      1,193,561      1,165,498      1,052,227        972,733
  Industrial..........................................        590,174        586,146        585,963        532,076        517,896
  Government and municipal............................        291,020        279,803        276,856        241,600        209,426
                                                          -----------     ----------     ----------     ----------     ----------
  Total general business..............................      4,101,971      3,934,821      3,860,874      3,512,595      3,178,813
  Other electric utilities............................        165,619        133,359        163,134        157,173        137,051
                                                          -----------     ----------     ----------     ----------     ----------
  Total from base rate revenues.......................      4,267,590      4,068,180      4,024,008      3,669,768      3,315,864
 Fuel revenues (including over/under-recovered).......      1,679,009      1,421,861      1,521,029      1,662,358      1,540,667
 Other operating revenues.............................         83,012         70,421         68,138         77,030         50,164
                                                          -----------     ----------     ----------     ----------     ----------
  Total operating revenues............................   $  6,029,611    $ 5,560,462    $ 5,613,175    $ 5,409,156    $ 4,906,695
                                                          ===========     ==========     ==========     ==========     ==========
ELECTRIC CUSTOMERS (end of year)
 Residential..........................................      2,109,343      2,061,273      2,019,025      1,986,946      1,952,916
 Commercial...........................................        230,253        225,183        219,604        215,621        210,185
 Industrial...........................................         21,002         21,253         21,445         21,716         21,969
 Government and municipal.............................         30,062         29,429         28,949         28,555         28,204
                                                          -----------     ----------     ----------     ----------     ----------
  Total general business..............................      2,390,660      2,337,138      2,289,023      2,252,838      2,213,274
 Other electric utilities.............................            173            177            219            228            243
                                                          -----------     ----------     ----------     ----------     ----------
  Total electric customers............................      2,390,833      2,337,315      2,289,242      2,253,066      2,213,517
                                                          ===========     ==========     ==========     ==========     ==========

RESIDENTIAL STATISTICS (excludes master-metered
 customers, kWh sales and revenues)
  Average annual kWh per customer.....................         15,100         14,336         14,236         14,604         13,463
  Average revenue per kWh.............................          7.91c          8.08c          8.26c          7.55c          7.40c

-------------------------
Industrial classification includes service to Alcoa-Sandow:
  Electric energy sales (Mwh).........................      3,841,904      3,764,658      3,886,258      3,166,797      3,157,852
  Operating revenues (thousands)......................   $     46,853    $    47,739    $    54,699    $    53,352    $    56,043

Certain previously reported operating statistics have been reclassified to conform to current classifications.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

     This report and other presentations made by Texas Utilities Company (Company) or Texas Utilities Electric Company and its subsidiaries (TU Electric) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company and TU Electric each believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of the Company or TU Electric to differ materially from those projected in such forward-looking statement: (i) prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission, the Public Utility Commission of Texas
(PUC), the Nuclear Regulatory Commission, and, in the case of the Company, the Office of the Regulator General of Victoria, Australia, with respect to allowed rates of return, industry and rate structure, purchased power and investment recovery, operations of nuclear generating facilities, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, decommissioning costs, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) weather conditions and other natural phenomena, (iii) unanticipated population growth or decline, and changes in market demand and demographic pattern, (iv) competition for retail and wholesale customers, (v) pricing and transportation of crude oil, natural gas and other commodities, (vi) unanticipated changes in interest rates or in rates of inflation, (vii) unanticipated changes in operating expenses and capital expenditures, (viii) capital market conditions, (ix) competition for new energy development opportunities, and (x) legal and administrative proceedings and settlements.

     Any forward-looking statement speaks only as of the date on which such statement is made, and neither the Company nor TU Electric undertakes any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for the Company or TU Electric to predict all of such factors, nor can they assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     Certain comparisons in this Annual Report on Form 10-K have been affected by the December 1995 acquisition of Eastern Energy Limited (Eastern Energy) by Texas Utilities Australia Pty. Ltd. (TU Australia), a wholly-owned subsidiary of the Company. The results of Eastern Energy are included only for the periods subsequent to acquisition.

FINANCIAL CONDITION

CAPITAL EXPENDITURES

THE COMPANY AND TU ELECTRIC
---------------------------
     The primary capital expenditures of the Company and all of its majority-owned subsidiaries (System Companies) in 1996 and as estimated for 1997 through 1999 are as follows:

                                                           1996        1997        1998        1999
                                                        ----------  ----------  ----------  ----------
                                                                   THOUSANDS OF DOLLARS
Cash construction expenditures (excluding
 allowance for funds used during construction)........  $  427,000  $  513,000  $  527,000  $  556,000
Nuclear fuel (excluding allowance for funds used
 during construction).................................      54,000      66,000      78,000     115,000
Non-utility property..................................       3,000      75,000      44,000      78,000
Maturities and redemptions of long-term debt,
 sinking fund requirements, redemptions of preferred
 stock and reacquisitions of common stock.............   1,933,000     381,000     487,000     655,000
                                                        ----------  ----------  ----------  ----------
  Total                                                 $2,417,000  $1,035,000  $1,136,000  $1,404,000
                                                        ==========  ==========  ==========  ==========

     The primary capital expenditures of TU Electric in 1996 and as estimated for 1997 through 1999 are as follows:

                                                       1996       1997       1998        1999
                                                    ----------  --------  ----------  ----------
                                                                THOUSANDS OF DOLLARS
Cash construction expenditures (excluding
 allowance for funds used during construction)....  $  370,000  $440,000  $  470,000  $  497,000
Nuclear fuel (excluding allowance for funds used
 during construction).............................      54,000    66,000      78,000     115,000
Maturities and redemptions of long-term debt,
 sinking fund requirements and redemptions
 of preferred stock...............................     910,000   363,000     468,000     636,000
                                                    ----------  --------  ----------  ----------
  Total                                             $1,334,000  $869,000  $1,016,000  $1,248,000
                                                    ==========  ========  ==========  ==========

     See Item 2. Properties -- Capital Expenditures and Note 15 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     For 1996, the System Companies generated cash from operations sufficient to meet operating needs, pay dividends on capital stock, pay distributions on preferred securities of trusts and finance capital expenditures. Factors affecting the continued ability of TU Electric to fund its capital requirements from operations include responsive regulatory practices allowing recovery of capital investment through adequate depreciation rates, recovery of the cost of fuel and purchased power and the opportunity to earn competitive rates of return required in the capital markets.

     External funds of a permanent or long-term nature are obtained through the sales of common stock, preferred stock, preferred securities and long-term debt by the System Companies. The capitalization ratios of the Company and its subsidiaries at December 31, 1996, consisted of approximately 55% long-term debt, 2% TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely debentures of TU Electric, 5% preferred stock and 38% common stock equity.

     The capitalization ratios of TU Electric at December 31, 1996 consisted of approximately 47% long-term debt, 3% TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely debentures of TU Electric, 5% preferred stock and 45% common stock equity.

     Financings by System Companies totaled $1,443,904,000 in 1996. Proceeds from such financings were used primarily for the early redemption or reacquisition of debt. The financings consisted of:

                                                                             PRINCIPAL       CURRENT
                            DESCRIPTION                                       AMOUNT     INTEREST RATES  MATURITY
                            -----------                                  --------------  --------------  --------
Credit Agreement -  Facility C (the Company)...........................  $  300,000,000       5.825%       2001
Senior Notes (TU Australia)............................................     343,389,000  6.75% to 7.25%  2006-2016
Term Credit Facility (TU Australia)....................................     556,290,000       6.33%        2001
Pollution Control Revenue bonds (backed by TU Electric First
 Mortgage Bonds).......................................................     244,225,000  3.25% to 3.40%  2026-2030
                                                                         --------------
  Total................................................................  $1,443,904,000
                                                                         ==============

     Since December 31, 1995, the System Companies redeemed, reacquired or made principal payments of $2,049,851,000 (including $1,026,697,000 for TU Electric) on long-term debt, preferred stock and common stock, including the Company's June 1996 purchase for $51,636,000, and retirement of, 1,238,480 shares of its issued and outstanding common stock. Early redemptions of long-term debt and preferred stock may occur from time to time in amounts presently undetermined. (See Notes 6 and 8 to Consolidated Financial Statements.)

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

     In April 1996, the Company and TU Electric entered into two new credit agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements, for each of which the Company pays a fee, have three facilities. Borrowings under these facilities are used for working capital and other corporate purposes, including commercial paper backup. Facility A provides for short-term borrowings of up to $375,000,000 at a variable interest rate and terminates April 25, 1997. Facility B provides for short-term borrowings of up to $875,000,000 at a variable interest rate and terminates April 26, 2001. The Company's borrowings under Facilities A and B are limited to an aggregate of $750,000,000 outstanding at any one time. Facility C is a separate five-year, unsecured long-term loan to the Company in the principal amount of $300,000,000 at a variable interest rate.

     In January 1997, statutory business trust subsidiaries of TU Electric issued TU Electric obligated, mandatorily redeemable, preferred securities having aggregate liquidation preferences of $500,000,000. Distributions on $100,000,000 in aggregate liquidation preference of such securities are payable quarterly based on an annual floating rate determined quarterly with reference to a 3-month LIBOR plus a margin of 0.80%. Distributions on $400,000,000 aggregate liquidation preference of such securities are payable semi-annually at an annual rate of 8.175%. The proceeds from the issuance of such securities were used by the subsidiaries to purchase Junior Subordinated Debentures of TU Electric. The proceeds of such purchases will be used by TU Electric for general corporate purposes. In February 1997, TU Electric, with respect to its Capital IV Securities, entered into an interest rate swap agreement with a notional principal amount of $100,000,000 expiring 2002 with a fixed interest rate of 7.183% per annum. (See Note 7 to Consolidated Financial Statements.)

     In February 1997, the Company announced a tender offer for any and all outstanding shares of 20 series of TU Electric's preferred stock and depositary shares. The Company expects to fund the purchase of shares tendered and accepted pursuant to the tender offer through the use of its general funds and funds borrowed through the issuance of commercial paper, and under its lines of credit.

     In addition to the above, the Company and Texas Utilities Fuel Company have separate arrangements for uncommitted lines of credit. For more information regarding short-term financings of the Company and TU Electric, see Note 3 to Consolidated Financial Statements.

     The Company's and TU Electric's operations involve managing market risks related to changes in interest rates and, for the Company, foreign exchange and commodity price exposures. Derivative instruments including swaps and forward contracts are used to reduce and manage a portion of those risks. The Company's and TU Electric's participations in derivative transactions have been designed for hedging purposes and are not held or issued for trading purposes. Credit risk relates to the risk of loss that the Company and TU Electric would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Company and TU Electric believe the risk of nonperformance by counterparties is minimal. (See Note 9 to Consolidated Financial Statements.)

IMPAIRMENT OF ASSETS

     The Company and TU Electric are studying alternative uses for their investment in certain assets, including TU Electric's partially completed Twin Oak and Forest Grove lignite-fueled facilities and the New Mexico coal reserves of Chaco Energy Company (Chaco), which, based upon management's current expectations, might include sale of the reserves or facilities or construction outside the traditional regulated business. In September 1995, the Company and TU Electric determined that the partially completed Twin Oak and Forest Grove lignite-fueled facilities were not necessary to satisfy TU Electric's capacity requirements due to continuing changes in load growth patterns and availability of alternative generation. Also, the Company determined that the Chaco coal reserves would no longer be developed through traditional means due to availability of ample alternative fuels at favorable prices. The total impairment of the Company's assets recorded in 1995, including the partially completed Twin Oak and Forest Grove lignite-fueled facilities and Chaco's coal reserve, as well as several minor assets, aggregated $802 million after-tax. (See Note 14 to Consolidated Financial Statements.)

REGULATION AND RATES

     GENERAL
     -------
     Under the current regulatory environment, certain System Companies are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). This statement applies to utilities which have cost-based rates established by a regulator and charged to and collected from customers. In accordance with this statement, these companies may defer the recognition of certain costs (regulatory assets) and certain obligations (regulatory liabilities) that, as a result of the ratemaking process, have probable corresponding increases or decreases in future revenues. Future significant changes in regulation or competition could affect these companies' ability to meet the criteria for continued application of SFAS 71, and may affect these companies' ability to recover these regulatory assets from, or refund these regulatory liabilities to customers. These regulatory assets and liabilities, which are being amortized over various periods (5 to 40 years), are currently included in rates, or are expected to be included in future rates. In the event all or a portion of these companies' operations fail to meet the criteria for application of SFAS 71, these companies would be required to write-off all or a portion of their regulatory assets and liabilities. Should significant changes in regulation or competition occur, the affected System Companies would be required to assess the recoverability of certain assets, including plant and regulatory assets, and, if impaired, to write down the assets to reflect their then fair market value. (See Note 1 to Consolidated Financial Statements.) The System Companies cannot predict the timing or extent of changes in the business environment that may require the discontinuation of SFAS 71 application.

     Although TU Electric cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this Form 10-K, which might significantly alter its basic financial position, results of operation or cash flows. (See Note 13 to Consolidated Financial Statements.)

     DOCKET 9300
     -----------

     The PUC's final order (Order) in connection with TU Electric's January 1990 rate increase request (Docket 9300) was reviewed by the 250th Judicial District Court of Travis County, Texas, and thereafter was appealed to the Court of Appeals for the Third District of Texas and to the Supreme Court of Texas (Supreme Court). As a result of such review and appeals, an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owners' interests in Comanche Peak nuclear generating station (Comanche
Peak), which had previously been recorded as a charge to the Company's and TU Electric's earnings, has been remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC will also be required to reevaluate the appropriate level of TU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In January 1997, the Supreme Court denied a motion for rehearing on the Comanche Peak minority owners issue filed by the original complainants. TU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

     In its decision, the Supreme Court also affirmed the previous $472 million prudence disallowance related to Comanche Peak. Since the Company and TU Electric each has previously recorded a charge to earnings for this prudence disallowance, the Supreme Court's decision did not have an effect on the Company's or TU Electric's current financial position, results of operation or cash flows.

     DOCKET 11735
     ------------

     In July 1994, TU Electric filed a petition in the 200th Judicial Court of Travis County, Texas to seek judicial review of the final order of the PUC granting a $449 million, or 9.0%, rate increase in connection with TU Electric's January 1993 rate increase request of $760 million, or 15.3% (Docket 11735). Other parties to the PUC proceedings also filed appeals with respect to various portions of the order. TU Electric is unable to predict the outcome of such appeals.

     DOCKET 15638
     ------------

     In May 1996, TU Electric filed with the PUC its transmission cost information and tariffs for open-access wholesale transmission service (Docket 15638) in accordance with PUC rules adopted in February 1996. These tariffs also provide for generation-related ancillary services necessary to support wholesale transactions. Upon final PUC approval and the implementation of transmission rates for each transmission provider within the Electric Reliability Council of Texas (ERCOT), TU Electric's payments for transmission service will exceed its revenues for providing transmission service. The PUC is required by the rules to adopt a rate-moderation plan that will minimize the impact of the new pricing mechanism for the first three years the rules are in effect. As such, the current maximum impact on TU Electric for 1997 is a $4.26 million deficit, which, in the opinion of TU Electric, is not expected to have a material effect on its financial position, results of operation or cash flows. TU Electric expects to have its open-access wholesale transmission tariff in place for service within ERCOT in early 1997. (See Competition below.)

     OTHER
     -----
     In connection with the PUC's regular earnings monitoring process, the PUC Staff has advised the PUC that it believes TU Electric was earning in excess of a reasonable rate of return and that it was engaged in discussions with TU Electric concerning possible remedies for such perceived over-earnings. The city of Sulphur Springs, Texas, which exercises original jurisdiction over TU Electric's rates within that city's boundaries, has initiated an inquiry into the reasonableness of TU Electric's rates. TU Electric is currently preparing the information required by Sulphur Springs in connection with its inquiry. TU Electric is unable to predict the outcome of either the discussions with the PUC Staff or the inquiry of Sulphur Springs.

COMPETITION

     The National Energy Policy Act of 1992 (Energy Policy Act) addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. In addition, the Public Utility Regulatory Act of 1995, as amended (PURA), impacts the PUC and its regulatory practices and encourages increased competition in some aspects of the electric utility industry in Texas. Although the Company is unable to predict the ultimate impact of the Energy Policy Act, PURA and any related regulations or legislation on the System Companies' operations, it believes that such actions are consistent with the trend toward increased competition in the energy industry.

     In order to remain competitive, the System Companies are aggressively managing their operating costs and capital expenditures through streamlined business processes and are developing and implementing strategies to address an increasingly competitive environment. These strategies include initiatives to improve their return on corporate assets and to maximize shareholder value through new marketing programs, creative rate design and new business opportunities. Additional initiatives under consideration include the potential disposition or alternative utilization of existing assets and the restructuring of strategic business units.

     While TU Electric has experienced competitive pressures in the wholesale market resulting in a small loss of load since the beginning of 1993, wholesale sales represented a relatively low percentage of TU Electric's consolidated operating revenues in 1996. TU Electric is unable to predict the extent of future competitive developments in either the wholesale or retail markets or what impact, if any, such developments may have on its operations. (See Item 1. Business - Competition.)

     Federal legislation such as the Public Utility Regulatory Policy Act of 1978 and, more recently, the Energy Policy Act, as well as initiatives in various states, encourage wholesale competition among electric utility and non-utility power producers. Together with increasing customer demand for lower-priced electricity and other energy services, these measures have accelerated the industry's movement toward a more competitive pricing and cost structure. Competition in the electric utility industry was also addressed in the 1995 session of the Texas legislature. PURA was amended to encourage greater wholesale competition and flexible retail pricing. PURA amendments also require the PUC to report to the legislature, during each legislative session, on competition in electric markets. Accordingly, PUC reports were submitted to the Texas legislature in January 1997, recommending that the legislature continue the process of expanding competition in the Texas electricity markets, leading to expanded retail competition, and authorize the PUC to take numerous steps toward that goal. The PUC further recommended that full competition not occur prior to the year 2000 in order to provide an environment through which both retail customers and utilities in Texas move more smoothly to achieve the perceived benefits of competition. The PUC is seeking guidance from the legislature and authority to address the issue of stranded cost recovery. In advance of the implementation of full retail competition, the PUC is requesting authority to create an Electric Service Reseller, a new entity that purchases power from the incumbent utility, bundles electric service with other services, and resells the power in the retail market. The PUC is also requesting authority to: (i) approve or disapprove mergers and acquisitions of Texas' electric utilities, (ii) allow alternative forms of regulation for transmission and distribution services, (iii) mandate a minimum set of consumer rights with regard to reliability, consumer protection and universal service, (iv) address market power concerns, (v) use alternative fuel recovery mechanisms, (vi) provide the PUC authority over regional reliability groups, and (vii) develop rules for a framework of transitioning to full retail competition.

     The PUC reports include estimates of potentially stranded costs (i.e., costs of assets that may not be recoverable from customers as a result of competitive pricing) for all generating utilities in Texas in the event of full retail competition. The estimates are based on, and highly dependent on, various assumptions suggested by the PUC including, but not limited to, the timing of retail access, future market prices of power, and electric power generation, operation and maintenance expenses. At the total Texas retail level, the PUC estimate of stranded costs ranged from a projected excess of net book value over market value of $22.2 billion to a projected excess of market value over net book value of $2.6 billion. The PUC estimate for TU Electric's potentially stranded retail costs ranged from a projected excess of net book value over market value of $7.7 billion to a projected excess of market value over net book value of $2.1 billion.

     The Company and TU Electric do not anticipate any legislation being enacted during the 1997 legislature to authorize competition in the retail market. The Company and TU Electric cannot predict the ultimate outcome of the ongoing efforts that are taking place to restructure the electric utility industry or whether such outcome will have a material effect on their financial position, results of operation or cash flows.

BUSINESS MERGERS AND ACQUISITIONS

THE COMPANY
-----------

     In April 1996, the Company announced that it had entered into a merger agreement with Dallas-based ENSERCH Corporation (ENSERCH). Under the terms of the agreement, Lone Star Gas Company (Lone Star Gas) and Lone Star Pipeline Company (Lone Star Pipeline), the local distribution and pipeline divisions of ENSERCH, and other businesses, excluding Enserch Exploration Inc. (EEX), a subsidiary of ENSERCH, will be acquired by a new holding company, which will be named Texas Utilities Company and will own all of the common stock of ENSERCH and the Company. Shares of the Company's common stock will be automatically converted into shares of the new holding company common stock on a one-for-one basis in a tax-free transaction. Lone Star Gas is one of the largest gas distribution companies in the United States and the largest in Texas, serving over 1.3 million customers and providing service through over 23,500 miles of distribution mains. Lone Star Pipeline has one of the largest pipelines in the United States that consists of 9,200 miles of gathering and transmission pipelines in Texas. Also included in the acquisition are ENSERCH's subsidiaries engaged in natural gas processing, natural gas marketing and independent power production. The new holding company is expected to issue approximately $550 million of the new holding company's common stock to ENSERCH shareholders, and approximately $1.15 billion of ENSERCH's debt and preferred stock would remain outstanding after the merger. The transaction is subject to certain conditions which include the approval by the SEC and receipt by ENSERCH of a favorable tax ruling from the Internal Revenue Service (IRS) to the effect that its distribution of EEX stock is a tax-free transaction. ENSERCH received this IRS ruling on March 6, 1997. The transaction was approved at special meetings of the shareholders of ENSERCH, EEX and the Company held separately on November 15, 1996. The Texas Railroad Commission has been notified of the proposed transaction and has indicated no objection to it. On March 7, 1997, the Antitrust Division of the U.S. Department of Justice notified the SEC that it had closed its investigation of the proposed transaction and indicated that no further action would be required. The acquisition of ENSERCH will be accounted for as a purchase business combination.

     In December 1995, the Company's newly formed subsidiary, TU Australia, acquired all of the common stock of Eastern Energy, one of five electricity distribution companies operating in Victoria, Australia. Eastern Energy is engaged in the purchase, distribution, marketing and sale of electric energy to approximately 481,000 customers in a 31,000 square mile service area extending from the outer eastern suburbs of the Melbourne metropolitan area to the eastern coastal areas of Victoria and north to the New South Wales border. Eastern Energy generates no electric energy. The acquisition by TU Australia was accounted for as a purchase business combination. Accordingly, a portion of the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over the fair values of the assets acquired is being amortized over 40 years. Eastern Energy's results of operation subsequent to December 1, 1995, the date of the acquisition, are reflected in the consolidated financial statements. The Company's equity investment is approximately $600 million. The remainder of the acquisition cost was borrowed by Eastern Energy.

RESULTS OF OPERATION

THE COMPANY
-----------

     For the year ended December 31, 1996, consolidated net income for the Company increased approximately 14% over the prior period (excluding the after-tax effect of the September 1995 asset impairment). For the Company and TU Electric, from which most of consolidated earnings is derived, the major factors affecting earnings for the year ended December 31, 1996, were increased customer growth and warmer weather.

     In September 1995, the Company recorded an impairment of several non-performing assets, including the partially completed Twin Oak and Forest Grove lignite-fueled facilities of TU Electric, and Chaco's coal reserves in New Mexico, as well as several minor assets. Such impairment, on an after-tax basis, amounted to $802 million. (See Note 14 to Consolidated Financial Statements.)

     The Company's statement of consolidated income for the year ended
December 31, 1996, is affected by a full year's results of operation of Eastern Energy, which was acquired by TU Australia in December 1995. For 1996, the Company's statement of consolidated income includes operating revenues of $474 million, operating expenses of $379 million and interest expense of $87 million, which represent TU Australia's results of operation.

TU ELECTRIC
-----------

     Operating revenues increased approximately 8% and decreased approximately 1% for the years ended December 31, 1996 and 1995, respectively. The following table details the factors contributing to these changes:

                                                       INCREASE (DECREASE)
                                                       -------------------
                    FACTORS                              1996      1995
                    -------                            --------  ---------
                                                       THOUSANDS OF DOLLARS
Base rate revenue (including unbilled)...............  $199,410  $ 44,172
Fuel revenue and power cost recovery factor revenue..   257,148   (99,168)
Other revenue........................................    12,591     2,283
                                                       --------  --------
   Total operating revenues..........................  $469,149  $(52,713)
                                                       ========  ========

     Energy sales (including unbilled sales) increased approximately 6% and 1% for 1996 and 1995, respectively. The increase in energy sales for 1996 was generally a result of customer growth, increased usage and warmer weather. The 1995 increase in energy sales was generally a result of customer growth and increased usage, partially offset by mild weather conditions. Fuel revenue increased in 1996 due primarily to increases in fuel costs driven by increases in energy sales and spot market gas prices. Fuel revenue decreased in 1995 due primarily to a reduction in gas prices and increased nuclear generation.

     Fuel and purchased power expense increased approximately 16% and decreased approximately 6% for 1996 and 1995, respectively. The increase in 1996 was primarily due to increased energy sales and increased spot market gas prices. The decrease in 1995 was due to a reduction in gas prices and purchased power commitments and increased utilization of nuclear fuel. (See Item 1. Business -- Fuel Supply and Purchased Power and Item 6. Selected Financial Data-- Consolidated Operating Statistics.)

     Total operating expenses, excluding fuel and purchased power, increased approximately 4%for 1996 and decreased approximately 1% for 1995. Operation and maintenance expense increased in 1996 due primarily to increases in employee benefit expense and payroll expense. Operation and maintenance expense decreased in 1995 due primarily to a decrease in uncollectible accounts expense and employee benefit expense. Taxes other than income decreased in 1996 as a result of a reduction in TU Electric's ad valorem tax obligation due primarily to a property tax rate reduction, partially offset by an increase in state and local gross receipts tax. Taxes other than income decreased in 1995 as a result of a reduction in TU Electric's ad valorem tax obligation due primarily to a reduction in property valuations.

     Allowance for funds used during construction (AFUDC) decreased in 1996 primarily due to a decrease in the AFUDC rate and a reduction in construction work in progress and nuclear fuel in process balances.

     Federal income taxes -- other income, representing tax benefits for 1996 and 1995, decreased in 1996 and increased in 1995 due primarily to the effect of the recording of tax benefits associated with the September 1995 asset impairment. (See Note 10 to Consolidated Financial Statements.)

     Total interest charges, excluding AFUDC and distributions on preferred securities of subsidiary trusts, decreased approximately 5% in each of the years 1996 and 1995. Interest on mortgage bonds decreased over the prior period as a result of reduced interest requirements due to the Company's debt refinancing and reduction efforts. The decrease in interest on other long-term debt for 1996 was affected by the prepayment of TU Electric's promissory note to Brazos Electric Power Cooperative in October 1995. Interest on other long-term debt increased in 1995 due to borrowings on the term credit agreement. Other interest expense increased in 1996 due to an interest payment related to a settlement with the IRS, offset in part, by decreased interest on average short-term borrowings. Other interest expense in 1995 was affected by decreased interest on bonded rates over the prior period, increased average short-term borrowings, and increased amortization of debt issuance expenses and redemption premiums. The increase in distributions on preferred securities for 1996 and 1995 resulted from the issuance, in December 1995, of TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely debentures of TU Electric. (See Note 7 to Consolidated Financial Statements.)

     Preferred stock dividends decreased approximately 37% and 17% for 1996 and 1995, respectively, primarily due to the partial redemption of certain series.

POSSIBLE CHANGES IN ACCOUNTING STANDARDS AND FRANCHISE TAX STATUS

THE COMPANY AND TU ELECTRIC
---------------------------

     The Financial Accounting Standards Board (FASB) is currently deliberating a new accounting standard addressing the accounting for liabilities related to closure and removal of long-lived assets, which would include nuclear decommissioning (see Note 15 to Consolidated Financial Statements). Such new standard is not expected to be effective until sometime after calendar year 1997. Based upon FASB's exposure draft, which is subject to change, any new standard would likely prescribe a methodology for measuring and recognizing liabilities related to closure and removal of long-lived assets. Any liability required to be recognized would have a corresponding asset recognized as an addition to plant, and depreciation of the long-lived asset would be revised prospectively. If such new standard were adopted, the application of such statement would increase total assets and liabilities for the Company and TU Electric. Such requirements are not expected to have a material effect on the Company's and TU Electric's financial position, results of operation or cash flows.

     TU Electric is projecting that its state franchise tax status will change in 1997 from taxes based on net taxable capital to taxes based on net taxable earned surplus. Net taxable earned surplus is based on the federal tax return. To the extent any portion of the taxes calculated under the new tax status method is considered a state income tax, a deferred tax liability would result under the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize such adjustments as regulatory tax assets if it is probable that such amounts will be recovered from customers in future rates. Accordingly, the requirements of SFAS 109, if applied to any portion of the state franchise tax, will increase both assets and liabilities. The requirements of SFAS 109, if applied, are not expected to have a material effect on the Company's and TU Electric's financial position, results of operation or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                   1996        1995        1994
                                                                ----------  ----------  ----------
                                                                    THOUSANDS OF DOLLARS

OPERATING REVENUES...........................................   $6,550,928  $5,638,688  $5,663,543
                                                                ----------  ----------  ----------
OPERATING EXPENSES
  Fuel and purchased power...................................    2,136,309   1,640,990   1,729,091
  Operation and maintenance..................................    1,256,280   1,109,644   1,177,213
  Depreciation and amortization..............................      620,505     563,819     549,539
  Taxes other than income....................................      534,844     536,608     559,144
                                                                ----------  ----------  ----------
   Total operating expenses..................................    4,547,938   3,851,061   4,014,987
                                                                ----------  ----------  ----------
OPERATING INCOME.............................................    2,002,990   1,787,627   1,648,556

OTHER INCOME AND (DEDUCTIONS)--NET...........................       (1,148)     24,583      38,379
                                                                ----------  ----------  ----------

TOTAL INCOME.................................................    2,001,842   1,812,210   1,686,935
                                                                ----------  ----------  ----------

INTEREST AND OTHER CHARGES
  Interest...................................................      797,893     706,182     726,876
  Allowance for borrowed funds used during construction......      (11,248)    (15,327)    (11,261)
  Impairment of assets.......................................           --   1,233,320          --
  Distributions on TU Electric obligated, mandatorily
   redeemable, preferred securities of subsidiary
   trusts holding solely debentures of TU Electric...........       33,001       1,801          --
  Preferred stock dividends of subsidiary....................       53,358      84,914     101,883
                                                                ----------  ----------  ----------
   Total interest and other charges..........................      873,004   2,010,890     817,498
                                                                ----------  ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES............................    1,128,838    (198,680)    869,437

INCOME TAX EXPENSE (BENEFIT).................................      375,232     (60,035)    326,638
                                                                ----------  ----------  ----------

CONSOLIDATED NET INCOME (LOSS)...............................   $  753,606  $ (138,645) $  542,799
                                                                ==========  ==========  ==========

Average shares of common stock outstanding (thousands).......      225,160     225,841     225,834

Earnings (loss) and dividends per share of common stock:
  Earnings (loss) (on average shares outstanding)............   $     3.35  $    (0.61) $     2.40
  Dividends declared per share of common stock...............   $    2.025  $     2.81  $     3.08


                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                                                                    YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                   1996        1995        1994
                                                                ----------  ----------  ----------
                                                                    THOUSANDS OF DOLLARS
BALANCE AT BEGINNING OF YEAR.................................   $  924,444  $1,691,250  $1,842,413
ADD -- Consolidated net income (loss)........................      753,606    (138,645)    542,799
       LESOP dividend deduction tax benefit..................        4,032       6,452       6,733
DEDUCT -- Dividends declared on common stock (for amounts per
           share, see Statements of Consolidated Income).....      456,059     634,613     695,590
          Common stock reacquisition and preferred
           stock redemption costs -- net.....................       23,633          --       5,105
                                                                ----------  ----------  ----------

BALANCE AT END OF YEAR.......................................   $1,202,390  $  924,444  $1,691,250
                                                                ==========  ==========  ==========

         See accompanying Notes to Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------
                                                                            1996          1995          1994
                                                                        -----------   -----------   -----------
                                                                              THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
 Consolidated net income (loss)......................................   $   753,606   $  (138,645)  $   542,799
 Adjustments to reconcile consolidated net income (loss) to cash provided by operating activities:
  Depreciation and amortization (including amounts charged to fuel)..       788,295       725,646       710,196
  Deferred federal income taxes -- net...............................       183,953      (204,550)      261,452
  Federal investment tax credits -- net..............................       (33,075)      (22,774)      (26,427)
  Allowance for equity funds used during construction................        (1,575)       (6,680)      (10,774)
  Impairment of assets...............................................            --     1,233,320            --
  Changes in operating assets and liabilities:
    Accounts receivable..............................................        (6,501)      (22,898)       10,408
    Inventories......................................................         5,846        18,701         2,673
    Accounts payable.................................................        36,254        48,079       (43,684)
    Interest and taxes accrued.......................................       (32,988)      (94,158)      (77,795)
    Other working capital............................................        10,576       (25,932)     (131,506)
    Over/(under) - recovered fuel revenue -- net of deferred taxes...       (47,368)       94,717       113,693
    Other -- net.....................................................        72,136         5,902        68,549
                                                                        -----------   -----------   -----------
     Cash provided by operating activities...........................     1,729,159     1,610,728     1,419,584
                                                                        -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuances of securities:
  First mortgage bonds................................................      244,225       535,055       378,340
  Other long-term debt................................................    1,199,679       300,000            --
  TU Electric obligated, mandatorily redeemable, preferred securities
   of subsidiary trusts holding solely debentures of TU Electric......           --       381,476            --
  Preferred stock of subsidiary.......................................           --            --           123
  Common stock........................................................           --            --        62,102
 Retirements of securities:
   First mortgage bonds...............................................     (556,847)     (684,385)     (856,677)
   Other long-term debt...............................................   (1,273,934)     (202,520)      (96,578)
   Preferred stock of subsidiary......................................      (50,269)     (504,781)     (222,768)
   Common stock.......................................................      (51,636)           --            --
 Change in notes payable..............................................     (169,755)      615,929       363,886
 Common stock dividends paid..........................................     (451,063)     (695,656)     (694,355)
 Debt premium, discount, financing and reacquisition expenses.........      (44,551)     (123,668)      (21,799)
                                                                        -----------   -----------   -----------
  Cash used in financing activities...................................   (1,154,151)     (378,550)   (1,087,726)
                                                                        -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures............................................     (434,139)     (434,338)     (444,245)
 Allowance for equity funds used during construction (excluding
 amount for nuclear fuel).............................................          892         3,952         4,802
 Change in construction receivables/payables -- net...................         (706)        2,140         3,897
 Non-utility property -- net..........................................       (3,683)      (69,949)      (14,967)
 Nuclear fuel (excluding allowance for equity funds used
 during construction).................................................      (58,895)      (55,013)      (62,655)
 Acquisition of Eastern Energy........................................           --      (616,865)           --
 Other investments....................................................     (103,325)      (41,226)      (23,848)
                                                                        -----------   -----------   -----------
   Cash used in investing activities..................................     (599,856)   (1,211,299)     (537,016)
                                                                        -----------   -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............................       15,840        (3,452)           --
                                                                        -----------   -----------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS...............................       (9,008)       17,427      (205,158)

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE........................       24,853         7,426       212,584
                                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE...........................  $    15,845   $    24,853   $     7,426
                                                                        ===========   ===========   ===========

         See accompanying Notes to Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                DECEMBER 31,
                                                                          ------------------------
                                                                              1996        1995
                                                                          -----------  -----------
                                                                            THOUSANDS OF DOLLARS
UTILITY PLANT
 In service:
  Production............................................................  $16,277,151  $16,661,053
  Transmission..........................................................    1,607,925    1,592,610
  Distribution..........................................................    5,655,677    5,333,396
  General...............................................................      503,688      466,474
                                                                          -----------  -----------
   Total................................................................   24,044,441   24,053,533
  Less accumulated depreciation..........................................   6,127,610    5,562,190
                                                                          -----------  -----------
   Utility plant in service, less accumulated depreciation..............   17,916,831   18,491,343
 Construction work in progress..........................................      240,612      271,033
 Nuclear fuel (net of accumulated amortization: 1996 -- $369,114,000;
  1995 -- $295,390,000).................................................      252,589      266,735
 Held for future use....................................................       24,483       25,096
                                                                          -----------  -----------
   Utility plant, less accumulated depreciation and amortization........   18,434,515   19,054,207
 Less reserve for regulatory disallowances..............................      836,005    1,308,460
                                                                          -----------  -----------
   Net utility plant....................................................   17,598,510   17,745,747
                                                                          -----------  -----------

INVESTMENTS.............................................................    1,158,223    1,040,004
                                                                          -----------  -----------
CURRENT ASSETS
 Cash and cash equivalents..............................................       15,845       24,853
 Special deposits.......................................................          805       19,455
 Accounts receivable:
  Customers.............................................................      290,111      275,275
  Other.................................................................       44,032       51,735
  Allowance for uncollectible accounts..................................       (6,262)      (5,965)
 Inventories -- at average cost:
  Materials and supplies................................................      200,601      200,145
  Fuel stock............................................................      121,699      128,028
 Prepayments............................................................       56,324       55,528
 Deferred federal income taxes..........................................       40,021       84,410
 Other current assets...................................................       13,279       14,924
                                                                          -----------  -----------
   Total current assets.................................................      776,455      848,388
                                                                          -----------  -----------
DEFERRED DEBITS
 Unamortized regulatory assets..........................................    1,753,418    1,828,625
 Other deferred debits..................................................       89,101       73,087
                                                                          -----------  -----------
   Total deferred debits................................................    1,842,519    1,901,712

                                                                          -----------  -----------
   Total................................................................  $21,375,707  $21,535,851
                                                                          ===========  ===========

         See accompanying Notes to Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                                                     DECEMBER 31,
                                                                                               ------------------------
                                                                                                  1996        1995
                                                                                               -----------  -----------
                                                                                                THOUSANDS OF DOLLARS
CAPITALIZATION
 Common stock without par value -- net:
   Authorized shares -- 500,000,000
   Outstanding shares : 1996 -- 224,602,557; 1995 -- 225,841,037.............................  $ 4,787,047  $ 4,806,912
 Retained earnings.........................................................................      1,202,390      924,444
 Cumulative currency translation adjustment................................................         43,476          397
                                                                                               -----------  -----------
     Total common stock equity...............................................................    6,032,913    5,731,753
 Preferred stock of subsidiary:
   Not subject to mandatory redemption.......................................................      464,427      489,695
   Subject to mandatory redemption...........................................................      238,391      263,196
 TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts
   holding solely debentures of TU Electric..................................................      381,311      381,476
 Long-term debt, less amounts due currently.................................................     8,668,111    9,174,575
                                                                                               -----------  -----------
     Total capitalization....................................................................   15,785,153   16,040,695
                                                                                               -----------  -----------
CURRENT LIABILITIES
  Notes payable:
   Commercial paper..........................................................................      253,151      321,990
   Banks.....................................................................................       69,788      275,000
 Long-term debt due currently................................................................      356,076       61,321
 Accounts payable............................................................................      336,391      300,726
 Dividends declared..........................................................................      129,879      125,929
 Customers' deposits.........................................................................       80,390       76,963
 Taxes accrued...............................................................................      143,424      167,951
 Interest accrued............................................................................      156,758      165,277
 Over-recovered fuel revenue.................................................................       42,984      115,858
 Other current liabilities.........,.........................................................       90,485      101,566
                                                                                               -----------  -----------
     Total current liabilities...............................................................    1,659,326    1,712,581
                                                                                               -----------  -----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
   Accumulated deferred federal income taxes.................................................    2,801,626    2,669,808
   Unamortized federal investment tax credits................................................      589,713      622,786
   Other deferred credits and noncurrent liabilities.........................................      539,889      489,981
                                                                                               -----------  -----------
     Total deferred credits and other noncurrent liabilities.................................    3,931,228    3,782,575

COMMITMENTS AND CONTINGENCIES

     Total...................................................................................  $21,375,707   $21,535,851
                                                                                               ===========   ===========

         See accompanying Notes to Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                                                                           YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------
                                                                           1996        1995         1994
                                                                        ----------   ----------   ----------
                                                                              THOUSANDS OF DOLLARS
OPERATING REVENUES..................................................... $6,029,611   $5,560,462   $5,613,175
                                                                        ----------   ----------   ----------
OPERATING EXPENSES
 Fuel and purchased power..............................................  1,965,756    1,697,091    1,798,493
 Operation and maintenance.............................................  1,111,911    1,049,034    1,108,815
 Depreciation and amortization.........................................    561,902      549,611      540,535
 Federal income taxes..................................................    421,012      382,315      338,465
 Taxes other than income...............................................    506,432      512,045      534,430
                                                                        ----------   ----------   ----------
   Total operating expenses............................................  4,567,013    4,190,096    4,320,738
                                                                        ----------   ----------   ----------

OPERATING INCOME.......................................................  1,462,598    1,370,366    1,292,437
                                                                        ----------   ----------   ----------
OTHER INCOME (LOSS)
 Allowance for equity funds used during construction...................      1,549        6,658       10,743
 Impairment of assets..................................................         --     (486,350)          --
 Other income and (deductions) -- net..................................        503        8,625       10,160
 Federal income taxes..................................................     15,513      169,362       (4,222)
                                                                        ----------   ----------   ----------
   Total other income (loss)...........................................     17,565     (301,705)      16,681
                                                                        ----------   ----------   ----------

TOTAL INCOME...........................................................  1,480,163    1,068,661    1,309,118
                                                                        ----------   ----------   ----------
INTEREST AND OTHER CHARGES
 Interest on mortgage bonds............................................    486,791      526,977      567,363
 Interest on other long-term debt......................................     26,456       44,071       32,183
 Other interest........................................................     82,459       58,500       62,631
 Distributions on TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely debentures
  of TU Electric.......................................................     33,001        1,801           --
 Allowance for borrowed funds used during construction.................    (11,239)     (15,319)     (11,251)
                                                                        ----------   ----------   ----------
   Total interest and other charges....................................    617,468      616,030      650,926
                                                                        ----------   ----------   ----------

CONSOLIDATED NET INCOME................................................    862,695      452,631      658,192

PREFERRED STOCK DIVIDENDS..............................................     53,358       84,914      101,883
                                                                        ----------   ----------   ----------
CONSOLIDATED NET INCOME AVAILABLE FOR
 COMMON STOCK.......................................................... $  809,337   $  367,717   $  556,309
                                                                        ==========   ==========   ==========



                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                                                                         YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                    1996           1995               1994
                                                                 ----------      ----------       -----------
                                                                            THOUSANDS OF DOLLARS
BALANCE AT BEGINNING OF YEAR...................................  $1,067,593      $  948,136        $1,112,692
ADD --  Consolidated net income................................     862,695         452,631           658,192
        Transfer from common stock.............................          --         433,820                --

DEDUCT -- Preferred stock dividends............................      53,358          84,914           101,883
          Common stock dividends (per share: 1996 -$3.21;
           1995 - $4.35; 1994 - $4.60).........................     503,328         682,080           715,760
          Preferred stock redemption costs -- net..............          --              --             5,105
                                                                 ----------      ----------       -----------
BALANCE AT END OF YEAR.........................................  $1,373,602      $1,067,593       $   948,136
                                                                 ==========      ==========       ===========

         See accompanying Notes to Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------
                                                                     1996            1995           1994
                                                                 -----------     -----------     -----------
                                                                         THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
 Consolidated net income........................................ $   862,695     $   452,631     $   658,192
 Adjustments to reconcile consolidated net
  income to cash provided by operating activities:
   Depreciation and amortization
    (including amounts charged to fuel).........................     684,710         685,693         675,351
   Deferred federal income taxes -- net.........................     149,851          83,621         280,971
   Federal investment tax credits -- net........................     (31,501)        (21,201)        (23,698)
   Allowance for equity funds used during
    construction................................................      (1,549)         (6,658)        (10,743)
   Impairment of assets.........................................          --         427,478              --
   Changes in operating assets and liabilities:
      Accounts receivable.......................................       9,190         (24,807)         10,827
      Inventories...............................................       3,366             612           5,777
      Accounts payable..........................................      52,126           1,842         (40,009)
      Interest and taxes accrued................................     (18,718)       (110,455)        (60,637)
      Other working capital.....................................      (1,255)          4,917        (140,210)
      Over/(under) - recovered fuel revenue --
       net of deferred taxes....................................     (47,368)         94,717         113,693
      Other -- net..............................................      39,908          (2,580)         54,877
                                                                 -----------     -----------      -----------
         Cash provided by operating activities..................   1,701,455       1,585,810       1,524,391
                                                                 -----------     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuances of securities:
   First mortgage bonds.........................................     244,225         535,055         378,340
   Other long-term debt.........................................          --         300,000              --
   TU Electric obligated, mandatorily redeemable,
     preferred securities of subsidiary trusts
     holding solely debentures of TU Electric...................          --         381,476              --
   Preferred stock..............................................          --              --             123
   Common stock.................................................          --              --         249,600
 Retirements of securities:
   First mortgage bonds.........................................    (556,820)       (684,385)       (856,640)
   Other long-term debt.........................................    (302,458)       (183,947)         (3,898)
   Preferred stock..............................................     (50,269)       (504,781)       (222,768)
 Change in notes receivable -- affiliates.......................     (33,159)         26,238         (28,594)
 Change in notes payable -- parent..............................          --              --         (88,434)
 Change in notes payable -- commercial paper....................     (68,839)        (41,896)        363,886
 Preferred stock dividends paid.................................     (54,411)        (95,304)       (105,572)
 Common stock dividends paid....................................    (366,912)       (682,080)       (715,760)
 Debt premium, discount, financing and
  reacquisition expenses........................................     (37,898)       (123,393)        (21,931)
                                                                 -----------     -----------     -----------
         Cash used in financing activities......................  (1,226,541)     (1,073,017)     (1,051,648)
                                                                 -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures......................................    (377,438)       (407,305)       (415,290)
 Allowance for equity funds used during
  construction (excluding amount for
  nuclear fuel).................................................         867           3,929           4,771
 Change in construction receivables/payables --
  net...........................................................        (706)         (1,305)          1,343
 Non-utility property -- net....................................         199              21              (4)
 Nuclear fuel (excluding allowance for equity
  funds used during construction)...............................     (58,895)        (55,013)        (62,655)
 Other investments..............................................     (48,569)        (37,186)        (22,138)
                                                                 -----------     -----------     -----------
         Cash used in investing activities......................    (484,542)       (496,859)       (493,973)
                                                                 -----------     -----------     -----------
NET CHANGE IN CASH AND  CASH EQUIVALENTS........................      (9,628)         15,934         (21,230)

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE..................      22,633           6,699          27,929
                                                                 -----------     -----------     -----------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE..................... $    13,005     $    22,633     $     6,699
                                                                 ===========     ===========     ===========


         See accompanying Notes to Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                               DECEMBER 31,
                                                                                          ------------------------
                                                                                             1996         1995
                                                                                          -----------  -----------
                                                                                           THOUSANDS OF DOLLARS
ELECTRIC PLANT
 In service:
  Production............................................................................  $15,330,974  $15,699,488
  Transmission..........................................................................    1,601,628    1,586,547
  Distribution..........................................................................    4,442,547    4,229,794
  General...............................................................................      432,178      407,897
                                                                                          -----------  -----------
   Total................................................................................   21,807,327   21,923,726
  Less accumulated depreciation.........................................................    5,594,363    5,075,428
                                                                                          -----------  -----------
   Electric plant in service, less accumulated depreciation.............................   16,212,964   16,848,298
  Construction work in progress.........................................................      210,573      236,913
  Nuclear fuel (net of accumulated amortization:  1996 -- $369,114,000;
   1995 -- $295,390,000)................................................................      252,589      266,735
  Held for future use...................................................................       24,483       25,096
                                                                                          -----------  -----------
   Electric plant, less accumulated depreciation and amortization.......................   16,700,609   17,377,042
  Less reserve for regulatory disallowances.............................................      836,005    1,308,460
                                                                                          -----------  -----------
   Net electric plant...................................................................   15,864,604   16,068,582
                                                                                          -----------  -----------

INVESTMENTS.............................................................................      508,437      436,122
                                                                                          -----------  -----------
CURRENT ASSETS
 Cash and cash equivalents..............................................................       13,005       22,633
 Special deposits.......................................................................          552          527
 Notes receivable -- affiliates.........................................................       35,515        2,356
 Accounts receivable:
  Customers.............................................................................      215,706      212,165
  Other.................................................................................       23,282       34,906
  Allowance for uncollectible accounts..................................................       (5,021)      (3,914)
 Inventories -- at average cost:
  Materials and supplies................................................................      181,405      179,001
  Fuel stock............................................................................       77,119       82,889
 Prepayments............................................................................       31,758       31,225
 Deferred federal income taxes..........................................................       50,882       79,629
 Other current assets...................................................................        2,694        1,455
                                                                                          -----------  -----------
  Total current assets..................................................................      626,897      642,872
                                                                                          -----------  -----------
DEFERRED DEBITS
 Unamortized regulatory assets..........................................................    1,735,306    1,806,684
 Other deferred debits..................................................................       59,695       49,114
                                                                                          -----------  -----------
  Total deferred debits.................................................................    1,795,001    1,855,798

                                                                                          -----------  -----------

  Total.................................................................................  $18,794,939  $19,003,374
                                                                                          ===========  ===========

         See accompanying Notes to Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                                                  DECEMBER 31,
                                                                                             ------------------------
                                                                                                1996         1995
                                                                                             -----------  -----------
                                                                                              THOUSANDS OF DOLLARS
THOUSANDS OF DOLLARS
CAPITALIZATION
 Common stock without par value:
  Authorized shares -- 180,000,000
  Outstanding shares -- 156,800,000........................................................  $ 4,732,305  $ 4,732,305
 Retained earnings.........................................................................    1,373,602    1,067,593
                                                                                             -----------  -----------
   Total common stock equity...............................................................    6,105,907    5,799,898
 Preferred stock:
  Not subject to mandatory redemption......................................................      464,427      489,695
  Subject to mandatory redemption..........................................................      238,391      263,196
 TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts
  holding solely debentures of TU Electric.................................................      381,311      381,476
 Long-term debt, less amounts due currently................................................    6,310,594    7,212,070
                                                                                             -----------  -----------
   Total capitalization....................................................................   13,500,630   14,146,335
                                                                                             -----------  -----------
CURRENT LIABILITIES
 Notes payable -- commercial paper........................................................       253,151      321,990
 Long-term debt due currently.............................................................       338,213       43,458
 Accounts payable:
  Affiliates..............................................................................       126,143      101,722
  Other...................................................................................       136,401      109,402
 Dividends declared.......................................................................       148,379       13,210
 Customers' deposits......................................................................        70,141       63,564
 Taxes accrued............................................................................       132,514      142,364
 Interest accrued.........................................................................       132,947      141,815
 Over-recovered fuel revenue..............................................................        42,984      115,858
 Other current liabilities.................................................................       57,681       63,716
                                                                                             -----------  -----------
   Total current liabilities...............................................................    1,438,554    1,117,099
                                                                                             -----------  -----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
 Accumulated deferred federal income taxes..................................................   2,989,612    2,869,049
 Unamortized federal investment tax credits.................................................     577,965      609,466
 Other deferred credits and noncurrent liabilities............................................   288,178      261,425
                                                                                             -----------  -----------
   Total deferred credits and other noncurrent liabilities.................................... 3,855,755    3,739,940

COMMITMENTS AND CONTINGENCIES


                                                                                             -----------  -----------

   Total...................................................................................  $18,794,939  $19,003,374
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

THE COMPANY
-----------

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

     Consolidation -- The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries (System Companies). All significant intercompany items and transactions have been eliminated in consolidation. Investments in significant unconsolidated affiliates are accounted for by the equity method. Certain previously reported amounts have been reclassified to conform to current classifications.

     Business Mergers and Acquisitions -- In April 1996, the Company announced that it had entered into a merger agreement with Dallas-based ENSERCH Corporation (ENSERCH). Under the terms of the agreement, Lone Star Gas Company (Lone Star Gas) and Lone Star Pipeline Company (Lone Star Pipeline), the local distribution and pipeline divisions of ENSERCH, and other businesses, excluding Enserch Exploration Inc. (EEX), a subsidiary of ENSERCH, will be acquired by a new holding company, which will be named Texas Utilities Company and will own all of the common stock of ENSERCH and the Company. Shares of the Company's common stock will be automatically converted into shares of the new holding company common stock on a one-for-one basis in a tax-free transaction. Lone Star Gas is one of the largest gas distribution companies in the United States and the largest in Texas, serving over 1.3 million customers and providing service through over 23,500 miles of distribution mains. Lone Star Pipeline has one of the largest pipelines in the United States that consists of 9,200 miles of gathering and transmission pipelines in Texas. Also included in the acquisition are ENSERCH's subsidiaries engaged in natural gas processing, natural gas marketing and independent power production. The new holding company is expected to issue approximately $550 million of the new holding company's common stock to ENSERCH shareholders, and approximately $1.15 billion of ENSERCH's debt and preferred stock would remain outstanding after the merger. The transaction is subject to certain conditions which include the approval by the Securities and Exchange Commission (SEC) and receipt by ENSERCH of a favorable tax ruling from the Internal Revenue Service (IRS) to the effect that its distribution of EEX stock is a tax-free transaction. ENSERCH received this IRS ruling on March 6, 1997. The transaction was approved at special meetings of the shareholders of ENSERCH, EEX and the Company held separately on November 15, 1996. The Texas Railroad Commission has been notified of the proposed transaction and has indicated no objection to it. On March 7, 1997, the Antitrust Division of the U.S. Department of Justice notified the SEC that it had closed its investigation of the proposed transaction and indicated that no further action would be required. The acquisition of ENSERCH will be accounted for as a purchase business combination.

     In December 1995, the Company's newly formed subsidiary, TU Australia, acquired all of the common stock of Eastern Energy Limited (Eastern Energy), one of five electricity distribution companies operating in Victoria, Australia. Eastern Energy is engaged in the purchase, distribution, marketing and sale of electric energy to approximately 481,000 customers in a 31,000 square mile service area extending from the outer eastern suburbs of the Melbourne metropolitan area to the eastern coastal areas of Victoria and north to the New South Wales border. Eastern Energy generates no electric energy. The acquisition by TU Australia was accounted for as a purchase business combination. Accordingly, a portion of the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over the fair values of the assets acquired is being amortized over 40 years. Eastern Energy's results of operation subsequent to December 1, 1995, the date of acquisition, are reflected in the consolidated financial statements.

     Income Taxes on Undistributed Earnings of Foreign Subsidiary -- The Company intends to invest the undistributed earnings of its foreign subsidiary back into the foreign subsidiary's business. Accordingly, no provision has been made for taxes which would be payable if such earnings were repatriated to the United States.

     Other Investments -- The difference of $371,379,000 between the amount at which the investments in subsidiaries is carried by the Company and the underlying book equity of such subsidiaries at the respective dates of acquisition is included in other investments.

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

TU ELECTRIC
-----------

     System of Accounts -- The accounting records of TU Electric are maintained in accordance with the Federal Energy Regulatory Commission's Uniform System of Accounts as adopted by the Public Utility Commission of Texas (PUC).

     Consolidation -- The consolidated financial statements of TU Electric include all of its business trusts. All significant intercompany items and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to current classifications.

     Amortization of Nuclear Fuel and Refueling Outage Costs -- The amortization of nuclear fuel in the reactors (net of regulatory disallowances) is calculated on the units of production method and, subsequent to commercial operation, is included in nuclear fuel expense. TU Electric accrues a provision for costs anticipated to be incurred during the next scheduled Comanche Peak nuclear generating station (Comanche Peak) refueling outage.

THE COMPANY AND TU ELECTRIC
---------------------------

     Use of Estimates -- The preparation of the Company's and TU Electric's consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods covered by the consolidated financial statements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments were made to previous estimates during the current year.

     Utility Plant -- Utility plant is stated at original cost less certain regulatory disallowances. The cost of property additions to utility plant includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction (AFUDC).

     Allowance For Funds Used During Construction -- AFUDC is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant. The accrual of AFUDC is in accordance with generally accepted accounting principles for the industry, but does not represent current cash income.

     TU Electric is capitalizing AFUDC, compounded semi-annually, on expenditures for ongoing construction work in progress (CWIP) and nuclear fuel in process not otherwise allowed in rate base by regulatory authorities. For 1996, 1995 and 1994, TU Electric used rates of 7.4%, 7.7% and 8.6%, respectively.

     Derivative Instruments -- The Company and TU Electric enter into interest rate swaps to reduce their exposure to interest rate fluctuations. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the agreements as adjustments to interest expense. The Company enters into currency swaps to reduce its foreign currency exposure. Gains and losses on currency swap agreements are deferred and offset against the deferred currency losses and gains of the underlying asset or liability. Net deferred gains and losses associated with these currency swaps at December 31, 1996 were not material. The Company also enters into derivative contracts in connection with the wholesale purchases of electric energy by its foreign subsidiary and defers the impact of changes in the market value of the contracts, which serve as hedges, until the related transaction is completed. (See Note 9.)

     Depreciation of Utility Plant -- Depreciation is generally based upon an amortization of the original cost of depreciable properties (net of regulatory disallowances) on a straight-line basis over the estimated service lives of the properties. Depreciation as a percent of average depreciable property for the Company and System Companies approximated 2.7% for 1996 and 2.6% for each of the years 1995 and 1994. For TU Electric, depreciation as a percent of average depreciable property approximated 2.6% for each of the years 1996, 1995 and 1994. Depreciation also includes an amount for TU Electric's Comanche Peak decommissioning costs which is being accrued over the lives of the units and deposited to external trust funds. (See Note 15.)

     Revenues -- Revenues include billings under approved rates (including a fixed fuel factor) applied to meter readings each month on a cycle basis and an accrual of base rate revenue for energy provided after cycle billing but not billed through the end of each month. Revenues also include an amount for under- or over-recovery of fuel revenue representing the difference between actual fuel cost and billings under the approved fixed fuel factor and a provision that generally allows recovery through a Power Cost Recovery Factor, on a monthly basis, of the capacity portion of purchased power cost and wheeling cost from qualifying facilities not included in base rates. The fuel portion of purchased power cost is included in the fixed fuel factor. A utility's fuel factor can be revised upward or downward every six months, according to a specified schedule. A utility is required to petition to make either surcharges or refunds to ratepayers, together with interest based on a twelve month average of prime commercial rates, for any material cumulative under- or over-recovery of fuel costs. If the cumulative difference of the under- or over-recovery, plus interest, is in excess of 4% of the annual estimated fuel costs most recently approved by the PUC, it will be deemed to be material. A procedure exists for an expedited change in fuel factors in the event of an emergency. Final reconciliation of fuel costs must be made either in a reconciliation proceeding, which may cover no more than three years and no less than one year, or in a general rate case. In December 1995, TU Electric filed for a fuel reconciliation proceeding for the reconciliation period of July 1992 through June 1995. (See
Note 13.)

     Federal Income Taxes -- The Company and System Companies, excluding TU Australia, file a consolidated federal income tax return and federal income taxes are allocated to System Companies based upon their respective taxable income or loss. Investment tax credits are normally amortized to income over the estimated service lives of the properties. Deferred federal income taxes are currently provided for temporary differences between the book and tax basis of assets and liabilities (including the provision for regulatory disallowances). The Company and TU Electric have adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize such adjustments as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. Accordingly, at December 31, 1996, the consolidated balance sheets include a regulatory tax asset of approximately $1.2 billion net of an approximate $600 million regulatory tax liability.

     Consolidated Cash Flows -- For purposes of reporting cash flows, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

     The supplemental schedule below details the Company's cash payments and noncash investing and financing activities:

                                                                            YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                          1996           1995         1994
                                                                          ----           ----         ----
                                                                               THOUSANDS OF DOLLARS
CASH PAYMENTS
   Interest (net of amounts capitalized)..........................    $ 757,092     $   677,415    $ 678,682
   Income taxes...................................................      246,556         208,326      220,316
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Acquisition of Eastern Energy:
     Book value of assets acquired................................    $      --     $ 1,329,158    $      --
     Goodwill acquired............................................           --         302,497           --
     Less:  Liabilities incurred..................................           --           8,503           --
            Liabilities assumed...................................           --       1,006,848           --
                                                                      ---------     -----------    ---------
         Cash paid................................................           --         616,304           --
     Less: Cash acquired..........................................           --           7,943           --
     Currency translation adjustment..............................           --              53           --
                                                                      ---------     -----------    ---------
         Net cash.................................................    $      --     $  608,414     $     --
                                                                      =========     ===========    =========

The supplemental schedule below details TU Electric's cash payments:

                                                                              YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                         1996         1995           1994
                                                                         ----         ----           ----
                                                                               THOUSANDS OF DOLLARS

CASH PAYMENTS
   Interest (net of amounts capitalized)..........................     $558,039     $602,524       $616,254
   Income taxes...................................................      303,204      213,690        198,267

     Regulatory Assets and Liabilities -- Under the current regulatory environment, certain System Companies are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). This statement applies to utilities which have cost-based rates established by a regulator and charged to and collected from customers. In accordance with this statement, these companies may defer the recognition of certain costs (regulatory assets) and certain obligations (regulatory liabilities) that, as a result of the rate making process, have probable corresponding increases or decreases in future revenues. Future significant changes in regulation or competition could affect these companies' ability to meet the criteria for continued application of SFAS 71, and may affect these companies' ability to recover these regulatory assets from, or refund these regulatory liabilities to customers. These regulatory assets and liabilities, which are being amortized over various periods (5 to 40 years), are currently included in rates, or are expected to be included in future rates. In the event all or a portion of these companies' operations fail to meet the criteria for application of SFAS 71, these companies would be required to write-off all or a portion of their regulatory assets and liabilities.

     Significant net regulatory assets are as follows:


                                                                    THE COMPANY              TU ELECTRIC
                                                                    DECEMBER 31,             DECEMBER 31,
                                                              -----------------------  -----------------------
                     ITEM                                        1996         1995         1996        1995
                     ----                                        ----         ----         ----        ----
                                                                            THOUSANDS OF DOLLARS
Securities reacquisition costs.............................   $  396,335   $  387,493   $  394,733  $  385,287
Cancelled lignite unit costs...............................       12,322       15,266       12,322      15,266
Rate case costs............................................       59,444       62,211       59,444      62,211
Litigation and settlement costs............................       72,685       72,685       72,685      72,685
Voluntary retirement/severance program.....................      128,337      156,339      108,884     132,641
Recoverable deferred federal income taxes - net............    1,167,922    1,192,959    1,173,413   1,199,552
Other regulatory assets (liabilities)......................      (10,942)      14,357      (13,490)     11,727
                                                              ----------   ----------   ----------  ----------
    Unamortized regulatory assets..........................    1,826,103    1,901,310    1,807,991   1,879,369
  Less:  Reserve for regulatory disallowances..............       72,685       72,685       72,685      72,685
         Unamortized federal investment tax credits........      589,713      622,786      577,965     609,466
                                                              ----------   ----------   ----------  ----------
           Unamortized regulatory assets -- net............   $1,163,705   $1,205,839   $1,157,341  $1,197,218
                                                              ==========   ==========   ==========  ==========



     Should significant changes in regulation or competition occur, the affected System Companies would be required to assess the recoverability of certain assets, including plant and regulatory assets, and, if impaired, to write down the assets to reflect their then fair market value.

     The Company and TU Electric do not anticipate any legislation being enacted during the 1997 legislature to authorize competition in the retail market. The Company and TU Electric cannot predict the ultimate outcome of the ongoing efforts that are taking place to restructure the electric utility industry or whether such outcome will have a material effect on their financial position, results of operation or cash flows.

2.   AFFILIATES

TU ELECTRIC
-----------

     The Company provides common stock capital and partial requirements for short-term financing to TU Electric. The Company has other subsidiaries which perform specialized services for the System Companies, including TU Electric; Texas Utilities Services Inc. (TU Services) which provides financial, accounting, information technology, environmental services, customer services, procurement, personnel, shareholder services and other administrative services at cost; Texas Utilities Fuel Company (Fuel Company) which owns a natural gas pipeline system, acquires, stores and delivers fuel gas and provides other fuel services at cost for the generation of electric energy by TU Electric; and Texas Utilities Mining Company (Mining Company) which owns, leases and operates fuel production facilities for the surface mining and recovery of lignite at cost for use at TU Electric's generating stations. TU Electric provided services such as energy sales, wheeling and scheduling to SESCO which is engaged in the purchase, transmission, distribution and sale of electric energy in ten counties in the eastern and central parts of Texas with a population estimated at 125,000. SESCO generates no electric energy.

     TU Electric has entered into agreements with Fuel Company for the procurement of certain fuels and related services and with Mining Company for the procurement and production of lignite. Payments are at cost for the services received and are required by the agreements to be "at least equivalent in the aggregate to the annual charge to income on the books" of Fuel Company and of Mining Company. TU Electric is, in effect, obligated for the principal, $396,428,000 at December 31, 1996, and interest on long-term notes of Mining Company through payments described above. Such notes mature at various dates through 2005 and have interest rates ranging from 6.50% to 9.42%. At December 31, 1996, TU Electric had recorded as a note receivable on its balance sheet, $35,515,000 representing operating funds extended to the Fuel Company.

     The schedule below details TU Electric's significant billings to and from affiliates for services rendered and interest on short-term financings:

                                                                            YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                       1996           1995         1994
                                                                       ----           ----         ----
                                                                             THOUSANDS OF DOLLARS
     Billings from:
           TU Services..........................................     $263,869       $182,334     $184,537
           Fuel Company.........................................      922,200        763,346      850,825
           Mining Company.......................................      368,937        327,856      329,108
     Billings to:
           SESCO................................................     $ 29,171       $ 20,657     $ 21,869
           Fuel Company.........................................        1,619          5,669        3,205

3.   SHORT-TERM FINANCING

THE COMPANY
-----------
     The Company's and System Companies' amounts outstanding to banks for short-term borrowings at December 31, 1996 consisted of the following:

                                                                              THOUSANDS OF DOLLARS
     Credit facility agreements (the Company)..................................     $520,000
     Uncommitted bank lines (Fuel Company).....................................       15,000
                                                                                    --------
           Total...............................................................     $535,000
                                                                                    ========

     Interest rates on such bank borrowings ranged from 5.81% to 5.99% at December 31, 1996. During the years 1996, 1995 and 1994, the Company's average amounts outstanding to banks for borrowings were $593,660,000, $149,806,000 and $66,042,000, respectively. Weighted average interest rates to banks for short-term borrowings during such periods were 5.94%, 6.33% and 4.92%, respectively. At December 31, 1996, the total amount of short-term borrowings authorized by the Board of Directors of the Company from banks or other lenders was $1,250,000,000.

     At December 31, 1996, the Company and TU Electric had joint lines of credit under two credit agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements, for each of which the Company pays a fee, have three facilities. Borrowings under these facilities will be used for working capital and other corporate purposes, including commercial paper backup. Facility A provides for short-term borrowings of up to $375,000,000 at a variable interest rate and terminates April 25, 1997. Facility B provides for short-term borrowings of up to $875,000,000 at a variable interest rate and terminates April 26, 2001. The Company's borrowings under Facilities A and B are limited to an aggregate of $750,000,000 outstanding at any one time. Facility C is a separate five-year, unsecured long-term loan to the Company in the principal amount of $300,000,000. For more information regarding long-term financings of the Company and TU Electric, see Note 8 to Consolidated Financial Statements. In addition to the above, the Company and Fuel Company have separate arrangements for uncommitted lines of credit.

     The Company intends to refinance up to $525,000,000 of its current $535,000,000 short-term borrowings from banks beyond one year of the balance sheet date of December 31, 1996. As a result, such amount has been reclassified from notes payable - banks to long-term debt on the Company's 1996 Balance Sheet (see Note 8). If necessary, the Company would draw upon Facility B if such amounts were not refinanced in the normal course of business.

TU ELECTRIC
-----------

     At December 31, 1996, TU Electric had $253,151,000 of commercial paper outstanding with interest rates ranging from 5.48% to 7.30%. TU Electric had no borrowings from banks in 1996. During the years 1995 and 1994, average amounts outstanding to banks for borrowings were $11,667,000 and $32,292,000, respectively and to holders of commercial paper were $254,027,000, $340,579,000 and $238,401,000 for 1996, 1995 and 1994, respectively. During such periods, weighted average interest rates to banks for borrowings were 6.51% and 4.60%, respectively, and to holders of commercial paper were 5.53%, 6.10% and 4.94%, respectively.

4.   COMMON STOCK

THE COMPANY
-----------

     During 1994, the Company issued a total of 1,495,615 shares of its authorized but unissued common stock for $62,102,000. The total issuance was comprised of 1,364,690 shares pursuant to the Company's Automatic Dividend Reinvestment and Common Stock Purchase Plan (DRIP) for $56,671,000 and 130,925 shares pursuant to the Employees' Thrift Plan of the Texas Utilities Company System (Thrift Plan) for $5,431,000. Since March 1994, requirements under the DRIP and Thrift Plan have been met through open market purchases of the Company's common stock. As a result, no shares of the authorized but unissued common stock of the Company were issued in 1995 or 1996.

     At December 31, 1996, 1,997,005 shares of the authorized but unissued common stock of the Company were reserved for issuance and sale pursuant to the above plans.

     In 1990, the Thrift Plan borrowed $250,000,000 in the form of a note payable from an outside lender and purchased 7,142,857 shares of common stock (LESOP Shares) from the Company in connection with the leveraged employee stock ownership provision of the Thrift Plan. LESOP Shares are held by the trustee until allocated to Thrift Plan participants when required to meet the System Companies' obligations under terms of the Thrift Plan. The Company has purchased the note from the outside lender, which has been recorded as a reduction to common stock equity. The Thrift Plan uses dividends on the LESOP Shares purchased and contributions from the System Companies, if required, to repay interest and principal on the note. Common stock equity increases at such time as LESOP Shares are allocated to participants' accounts even though shares of common stock outstanding include unallocated LESOP Shares held by the trustee. Allocations to participants' accounts in each of the years 1996, 1995 and 1994 increased common stock equity by $8,115,000.

     In June 1996, the Company purchased for $51,636,000, and retired, 1,238,480 shares of its issued and outstanding common stock.

     The Company has 50,000,000 authorized shares of serial preference stock having a par value of $25 a share, none of which has been issued.

TU ELECTRIC
-----------

     In March 1994, TU Electric issued 4,800,000 shares of its authorized but unissued common stock to the Company for $249,600,000. No such shares were issued in 1995 or 1996.

     No shares of TU Electric's common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions and other rights in connection therewith.

5.   RETAINED EARNINGS

THE COMPANY AND TU ELECTRIC
---------------------------

     The articles of incorporation and the mortgages, as supplemented, of TU Electric and SESCO, contain provisions which, under certain conditions, restrict distributions on or acquisitions of their common stock. At December 31, 1996, $69,438,000 of retained earnings of TU Electric and $13,969,000 of retained earnings of SESCO were thus restricted as a result of such provisions.

     In 1995, TU Electric transferred approximately $433,820,000 from its common stock account to retained earnings. Such amount represented the Company's equity in undistributed earnings, since acquisition, included in previous transfers by TU Electric.

6. PREFERRED STOCK OF TU ELECTRIC (CUMULATIVE, WITHOUT PAR VALUE, ENTITLED UPON LIQUIDATION TO $100 A SHARE; AUTHORIZED 17,000,000 SHARES)

                                                                                           REDEMPTION PRICE PER SHARE
                                         SHARES OUTSTANDING          AMOUNT          (BEFORE ADDING ACCUMULATED DIVIDENDS)
                                                                                    --------------------------------------
      DIVIDEND RATE                         DECEMBER 31,           DECEMBER 31,     DECEMBER 31,1996     EVENTUAL MINIMUM
----------------------------            --------------------  --------------------  ----------------     -----------------
                                          1996       1995       1996       1995
                                          ----       ----       ----       ----
                                                              THOUSANDS OF DOLLARS
NOT SUBJECT TO MANDATORY REDEMPTION
-----------------------------------
$  4.50 series......................     74,367      74,367    $  7,440   $  7,440      $110.00              $110.00
   4.00 series (Dallas Power).......     70,000      70,000       7,049      7,049       103.56               103.56
   4.56 series (Texas Power)........    133,628     133,628      13,371     13,371       112.00               112.00
   4.00 series (Texas Electric).....    110,000     110,000      11,000     11,000       102.00               102.00
   4.56 series (Texas Electric).....     64,947      64,947       6,560      6,560       112.00               112.00
   4.24 series......................    100,000     100,000      10,081     10,081       103.50               103.50
   4.64 series......................    100,000     100,000      10,016     10,016       103.25               103.25
   4.84 series......................     70,000      70,000       7,000      7,000       101.79               101.79
   4.00 series (Texas Power)........     70,000      70,000       7,000      7,000       102.00               102.00
   4.76 series......................    100,000     100,000      10,000     10,000       102.00               102.00
   5.08 series......................     80,000      80,000       8,004      8,004       103.60               103.60
   4.80 series......................    100,000     100,000      10,009     10,009       102.79               102.79
   4.44 series......................    150,000     150,000      15,061     15,061       102.61               102.61
   7.20 series......................    200,000     200,000      20,044     20,044       103.21               103.21
   6.84 series......................    200,000     200,000      20,023     20,023       103.05               103.05
   7.24 series......................    247,862     247,862      24,905     24,905       103.42               103.42
   8.20 series (a)..................    338,872     338,872      32,704     32,704         (b)                100.00
   7.98 series......................    474,000     500,000      46,794     49,361         (b)                100.00
   7.50 series (a)..................    392,234     392,234      38,062     38,062         (b)                100.00
   7.22 series (a)..................    301,132     308,632      29,182     29,909         (b)                100.00
Adjustable rate series A (c)........    884,700   1,000,000      86,878     98,200       100.00               100.00
Adjustable rate series B (c)........    440,137     548,561      43,244     53,896       100.00               100.00
                                      ---------   ---------    --------   --------
   Total............................  4,701,879   4,959,103    $464,427   $489,695
                                      =========   =========    ========   ========
SUBJECT TO MANDATORY REDEMPTION (D)
-----------------------------------
$  9.64 series (e)..................    400,000     650,000    $ 39,981   $ 64,950         (f)                  (f)
   6.98 series......................  1,000,000   1,000,000      99,199     99,123         (b)                100.00
   6.375 series.....................  1,000,000   1,000,000      99,211     99,123         (b)                100.00
                                      ---------   ---------    --------   --------
   Total............................  2,400,000   2,650,000    $238,391   $263,196
                                      =========   =========    ========   ========

_________________________________________
(a) The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one quarter of a share of underlying preferred stock.
(b)  Preferred stock series is not redeemable at December 31, 1996.
(c) Adjustable rate series A bears a dividend rate for the period ended January 31, 1997, of $6.50 per annum and adjustable rate series B bears a dividend rate for the period ended December 31, 1996, of $7.00 per annum.
(d) TU Electric is required to redeem at a price of $100 per share plus accumulated dividends a specified minimum number of shares annually or semi-annually on the initial/next dates shown below. These redeemable shares may be called, purchased or otherwise acquired. Certain issues may not be redeemed at the option of TU Electric prior to 2003. TU Electric may annually call for redemption, at its option, an aggregate of up to twice the number of shares shown below for each series at a price of $100 per share plus accumulated dividends, except for the $9.64 series which may be redeemed in a minimum amount of 10,000 shares at any time at a price of $100 per share plus accumulated dividends plus a component at a variable price per share which is designed to maintain the expected yield at issuance:

                               MINIMUM REDEEMABLE       INITIAL/NEXT DATE OF
                   SERIES            SHARES             MANDATORY REDEMPTION
                   ------     ---------------------     --------------------

                   $ 9.64     125,000 semi-annually            5/1/97
                     6.98      50,000 annually                 7/1/03
                     6.375     50,000 annually                10/1/03

     Preferred stock mandatory redemption requirements for the next five years are $25 million in 1997, $15 million in 1998 and none thereafter. The carrying value of preferred stock subject to mandatory redemption is being increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in preferred stock dividends.
(e) Under certain circumstances relating to a change in federal tax law governing the dividends received deduction applicable to eligible corporations, the dividend rate of the $9.64 series may increase to a maximum of $10.74.
(f) The redemption price is calculated on the business day next preceding the settlement date at a price of $100 per share plus accumulated dividends plus a component which is designed to maintain the expected yield at issuance.

     In February 1997, the Company announced a tender offer for any and all outstanding shares of 20 series of TU Electric's preferred stock and depositary shares. The Company expects to fund the purchase of shares tendered and accepted pursuant to the tender offer through the use of its general funds and funds borrowed through the issuance of commercial paper, and under its lines of credit.

7. TU ELECTRIC OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF TU ELECTRIC

     Three statutory business trusts, TU Electric Capital I, TU Electric Capital II and TU Electric Capital III (each a TU Electric Trust), were established in 1995 as financing subsidiaries of TU Electric for the purposes, in each case, of issuing common and preferred trust securities, with a liquidation preference of $25 per unit, and holding Junior Subordinated Debentures issued by TU Electric (Debentures). The Debentures held by each TU Electric Trust are its only assets. Each TU Electric Trust will use interest payments received on the Debentures it holds to make cash distributions on the trust securities.

     At December 31, 1996 and 1995, the following Trust Originated Preferred Securities of TU Electric Capital I and II and Quarterly Income Preferred Securities of TU Electric Capital III were outstanding:

                                                UNITS OUTSTANDING               AMOUNT
                                                   DECEMBER 31,               DECEMBER 31,
                                             -----------------------     ---------------------
                                                1996         1995           1996       1995
                                                ----         ----           ----       ----
               COMPANY                                                     Thousands of Dollars
               -------

TU Electric Capital I (8.25% Series)(a)....   5,871,044    5,871,044      $140,671    $140,880
TU Electric Capital II (9.00% Series)(b)...   1,991,253    1,991,253        47,301      47,374
TU Electric Capital III (8.00% Series)(c)..   8,000,000    8,000,000       193,339     193,222
                                             ----------    ---------      --------    --------
      Total................................  15,862,297   15,862,297      $381,311    $381,476
                                             ==========   ==========      ========    ========

________________________________________
(a) Trust assets are $154,869,150 principal amount, Junior Subordinated Debentures Series A, 8.25% due 9/30/30
(b) Trust assets are $51,418,575 principal amount, Junior Subordinated Debentures Series B, 9.00% due 9/30/30.
(c) Trust assets are $206,185,575 principal amount, Junior Subordinated Debentures Series C, 8.00% due 12/31/35.

     The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures are subject to redemption, in whole or in part at the option of TU Electric, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events. The carrying value of preferred securities subject to mandatory redemption is being increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in preferred securities distributions.

     In January 1997, two statutory business trusts, TU Electric Capital IV and TU Electric Capital V were established for the purpose of issuing common and preferred trust securities, with a liquidation preference of $1,000 per unit (Capital Securities), and holding Debentures. TU Electric Capital IV issued floating rate Capital Securities having an aggregate liquidation preference of $100,000,000. Distributions on Capital Securities of TU Electric Capital IV are payable quarterly based on an annual floating rate determined quarterly with reference to a 3-month LIBOR plus a margin of 0.80%. TU Electric Capital V issued fixed rate Capital Securities having an aggregate liquidation preference of $400,000,000. Distributions on Capital Securities of TU Electric Capital V are payable semi-annually at an annual rate of 8.175%. Except for certain differences with respect to redemption rights, the Capital Securities and the related Debentures have terms substantially similar to those of the TU Electric Trusts described above. In February 1997, TU Electric, with respect to its Capital IV securities, entered into an interest rate swap agreement with a notional principal amount of $100,000,000 expiring 2002 with a fixed interest rate of 7.183% per annum.

     The Debentures held by each of these trusts are its only assets. Each of these trusts will use interest payments received on the Debentures it holds to make cash distributions on the trust securities. The trust assets of TU Electric Capital IV are $103,093,000 principal amount of floating rate Junior Subordinated Debentures, Series D, due January 30, 2037. The trust assets of TU Electric Capital V are $412,372,000 principal amount of 8.175% Junior Subordinated Debentures, Series E, due January 30, 2037.

     The combination of the obligations of TU Electric pursuant to agreements to pay the expenses of each of TU Electric Capital I, II, III, IV and V and TU Electric's guarantees of distributions with respect to trust securities, to the extent the issuing trust has funds available therefor, constitutes a full and unconditional guarantee by TU Electric of the obligations of each trust under the trust securities it has issued. TU Electric is the owner of all the common trust securities of each trust, which, in each case, constitutes 3% or more of the liquidation amount of all the trust securities issued by such trust.

8.  LONG-TERM DEBT, LESS AMOUNTS DUE CURRENTLY


                                                                    THE COMPANY                 TU ELECTRIC
                                                                    DECEMBER 31,                DECEMBER 31,
                                                              -----------------------     -----------------------
      INTEREST          SERIES
        RATE             DUE                                     1996         1995            1996         1995
      --------          ------                                   ----         ----            ----         ----
                                                                              THOUSANDS OF DOLLARS
First mortgage bonds:
      6-3/8% series due 1997..............................    $     --    $ 175,000       $     --     $ 175,000
      7-1/8% series due 1997..............................          --      150,000             --       150,000
      5-1/2% series due 1998..............................     125,000      125,000        125,000       125,000
      5-3/4% series due 1998..............................     150,000      150,000        150,000       150,000
      5-7/8% series due 1998..............................     175,000      175,000        175,000       175,000
      6-1/2% series due 1998..............................       1,065        1,080             --            --
      7-3/8% series due 1999..............................     100,000      100,000        100,000       100,000
      Floating rate series due 1999 (a)...................     300,000      300,000        300,000       300,000
      9-1/2% series due 1999..............................     200,000      200,000        200,000       200,000
      7-3/8% series due 2001..............................     150,000      150,000        150,000       150,000
      7.95 % series due 2002..............................         900          912             --            --
      8    % series due 2002..............................     147,000      147,000        147,000       147,000
      8-1/8% series due 2002..............................     150,000      150,000        150,000       150,000
      6-3/4% series due 2003..............................     200,000      200,000        200,000       200,000
      6-3/4% series due 2003..............................     100,000      100,000        100,000       100,000
      6-1/4% series due 2004..............................     125,000      125,000        125,000       125,000
      8-1/4% series due 2004..............................     100,000      100,000        100,000       100,000
      6-3/4% series due 2005..............................     100,000      100,000        100,000       100,000
      10.44% series due 2008..............................       3,000      150,000          3,000       150,000
      9-3/4% series due 2021..............................     280,855      300,000        280,855       300,000
      8-7/8% series due 2022..............................     175,000      175,000        175,000       175,000
      9    % series due 2022..............................     100,000      100,000        100,000       100,000
      7-7/8% series due 2023..............................     300,000      300,000        300,000       300,000
      8-3/4% series due 2023..............................     195,550      200,000        195,550       200,000
      7-7/8% series due 2024..............................     225,000      225,000        225,000       225,000
      8-1/2% series due 2024..............................     163,000      175,000        163,000       175,000
      7-3/8% series due 2025..............................     208,000      300,000        208,000       300,000
      7-5/8% series due 2025..............................     250,000      250,000        250,000       250,000
Pollution control series:
     Brazos River Authority
      8-1/4% series due 2016..............................          --      111,215             --       111,215
      7-7/8% series due 2017..............................      81,305       81,305         81,305        81,305
      9-7/8% series due 2017..............................      28,765       28,765         28,765        28,765
      9-1/4% series due 2018..............................      54,005       54,005         54,005        54,005
      8-1/4% series due 2019..............................     100,000      100,000        100,000       100,000
      8-1/8% series due 2020..............................      50,000       50,000         50,000        50,000
      7-7/8% series due 2021..............................     100,000      100,000        100,000       100,000
      Taxable series due  2021(b).........................      65,940       91,000         65,940        91,000
      5-1/2% series due 2022..............................      50,000       50,000         50,000        50,000
      6-5/8% series due 2022..............................      33,000       33,000         33,000        33,000
      6.70 % series due 2022..............................      16,935       16,935         16,935        16,935
      6-3/4% series due 2022..............................      50,000       50,000         50,000        50,000
      Taxable series due  2023(b).........................     100,000      100,000        100,000       100,000
      6.05 % series due 2025..............................      90,000       90,000         90,000        90,000
      Series 1996A due 2026(d)............................      25,060           --         25,060            --
      6-1/2% series due 2027..............................      46,660       46,660         46,660        46,660
      6.10 % series due 2028..............................      50,000       50,000         50,000        50,000
      Series 1994A due 2029(c)............................      39,170       39,170         39,170        39,170
      Series 1994B due 2029(c)............................      39,170       39,170         39,170        39,170
      Series 1995A due 2030(d)............................      50,670       50,670         50,670        50,670
      Series 1995B due 2030(d)............................     118,355      118,355        118,355       118,355
      Series 1995C due 2030(d)............................     118,355      118,355        118,355       118,355
      Series 1996B due 2030(d)............................      61,215           --         61,215            --
      Series 1996C due 2030(d)............................      50,000           --         50,000            --
     Sabine River Authority of Texas
      9    % series due 2007..............................      51,525       51,525         51,525        51,525
      7-3/4% series due 2016..............................          --       57,950             --        57,950
      8-1/8% series due 2020..............................      40,000       40,000         40,000        40,000
      8-1/4% series due 2020..............................      11,000       11,000         11,000        11,000



                                                                    THE COMPANY                 TU ELECTRIC
                                                                    DECEMBER 31,                DECEMBER 31,
                                                              -----------------------     -----------------------
      INTEREST          SERIES
        RATE             DUE                                     1996         1995            1996         1995
      --------          ------                                   ----         ----            ----         ----
                                                                              THOUSANDS OF DOLLARS
     Sabine River Authority of Texas (continued)
      5.55 %  series due 2022............................   $   75,000   $   75,000     $   75,000    $   75,000
      6.55 % series due 2022.............................       40,000       40,000         40,000        40,000
      5.85 % series due 2022.............................       33,465       33,465         33,465        33,465
      Series 1996A  due 2026(d)..........................       57,950           --         57,950            --
      Series 1996B  due 2026(d)..........................       25,000           --         25,000            --
      Series 1995A  due 2030(d)..........................       16,000       16,000         16,000        16,000
      Series 1995B  due 2030(d)..........................       12,050       12,050         12,050        12,050
      Series 1995C  due 2030(d)..........................       18,475       18,475         18,475        18,475
     Trinity River Authority of Texas
      9 % series due 2007................................       12,000       12,000         12,000        12,000
      Series 1996A  due 2026(d)..........................       25,000           --         25,000            --
  Secured medium-term notes, series A....................       30,000       30,000         30,000        30,000
  Secured medium-term notes, series B....................      114,200      125,000        114,200       125,000
  Secured medium-term notes, series C....................           --       47,000             --        47,000
  Secured medium-term notes, series D....................      201,150      201,150        201,150       201,150
                                                            ----------   ----------     ----------    ----------
        Total first mortgage bonds.......................    6,205,790    6,813,212      6,203,825     6,811,220
General obligation bonds.................................       10,000       10,000             --            --
Debt assumed for purchase of utility plant (e)...........      156,182      158,595        156,182       158,595
Senior notes (f).........................................      964,881      639,328             --            --
Term credit facilities (g)...............................    1,381,290    1,612,200             --       300,000
Unamortized premium and discount.........................      (50,032)     (58,760)       (49,413)      (57,745)
                                                            ----------   ----------     ----------    ----------
        Total long-term debt, less amounts
          due currently..................................   $8,668,111   $9,174,575     $6,310,594    $7,212,070
                                                            ==========   ==========     ==========    ==========

_________________________

(a) Floating rate series due May 1, 1999 bears an interest rate for the period November 1, 1996 to January 31, 1997 of 5.8906%. Such interest rate is reset on a quarterly basis.
(b)  Taxable pollution control series consist of two series:   $65,940,000 of
     flexible rate series 1991D due 2021 with interest rates on December 31, 1996 ranging from 5.43% to 5.45% and $100,000,000 of flexible rate series 1993 due 2023 at 5.45% on December 31, 1996. Series 1991D bonds were remarketed on June 1, 1995 in a flexible mode for rate periods up to 180 days and are secured by an irrevocable letter of credit with maturities in excess of one year. Series 1993 bonds are in a flexible mode and, while in such mode, will be remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit with maturities in excess of one year.
(c) Series 1994A and Series 1994B due 2029 are in a flexible mode with interest rates on December 31, 1996 ranging from 3.45% to 3.65% and, while in such mode, will be remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit with maturities in excess of one year.
(d) Series 1996A, Series 1996B and Series 1996C due 2026 and Series 1995A, Series 1995B and Series 1995C due 2030 are in a daily mode with interest rates on December 31, 1996 ranging from 4.70% to 5.30%. The 1996 Series are supported by municipal bond insurance policies and standby bond purchase agreements. The 1995 Series are secured by irrevocable letters of credit with maturities in excess of one year.
(e) In 1990, TU Electric purchased the ownership interest in Comanche Peak of Tex-La Electric Cooperative of Texas, Inc. (Tex-La) and assumed debt of Tex-La payable over approximately 32 years. The assumption is secured by a mortgage on the acquired interest. The Company has guaranteed these payments.
(f) Consists of the Company's $239,350,000 aggregate principal amount maturing on various dates through 2010 with interest rates ranging from 10.20% to 10.58%, Mining Company's $382,142,000 aggregate principal amount maturing on various dates through 2005 with interest rates ranging from 6.50% to 9.42% and Eastern Energy's $343,389,000 aggregate principal amount maturing on various dates through 2016 with fixed interest rates ranging from 6.75% to 7.25%. The Eastern Energy debt is covered under cross-currency and interest rate swap agreements, each with an aggregate notional principal amount of $343,389,000 expiring on concurrent dates with the underlying fixed rate debt through 2016. Such agreements effectively convert these fixed rate U.S. Dollar-denominated Senior Notes to a floating rate Australian Dollar liability based on the Australian Bank Bill Swap rate plus a margin. At December 31, 1996, such floating rates ranged from 6.8% to 7.0%.
(g) Includes the Company's $300,000,000 Credit Agreement-Facility C due 2001 with an interest rate on December 31, 1996 of 5.95%, the Company's $525,000,000 reclassified short-term debt (see Note 3) and Eastern Energy's $556,290,000 Term Credit Facility due 2001 with a floating interest rate of 6.3386% on December 31, 1996 (all of which is included under an interest rate swap agreement with a notional principal amount of $572,184,000 expiring 2002 with a fixed interest rate of 8.4475% per annum).

     Long-term debt of the Company and TU Electric does not include Junior Subordinated Debentures held by each TU Electric Trust. (See Note 7.)

     Sinking fund and maturity requirements for the years 1997 through 2001 under long-term debt instruments in effect at December 31, 1996, were as follows:

                                THE COMPANY                          TU ELECTRIC
                    ---------------------------------      --------------------------------
                     SINKING             MINIMUM CASH      SINKING             MINIMUM CASH
YEAR                  FUND    MATURITY    REQUIREMENT       FUND    MATURITY   REQUIREMENT
----                --------  --------   ------------      -------  --------   ------------
                                              THOUSANDS OF DOLLARS
1997.............  $ 20,276   $335,800     $356,076        $2,413   $335,800     $338,213
1998.............    21,216    451,065      472,281         2,645    450,000      452,645
1999.............    24,540    630,000      654,540         5,906    630,000      635,906
2000.............   260,900    576,150      837,050         3,199    156,150      159,349
2001.............    22,275    778,290      800,565         3,502    222,000      225,502


     In February 1997, the Brazos River Authority issued $106,350,000 aggregate principal amount of Pollution Control Revenue Bonds collateralized by TU Electric's First Mortgage Bonds. All such bonds mature on February 1, 2032, have variable interest rates and are subject to mandatory tender and remarketing from time to time. The remarketing of the bonds is supported by standby bond purchase agreements. Scheduled payments of interest and of principal at maturity or on mandatory redemption, upon the occurrence of certain events, is supported by municipal bond insurance policies. Interest rates on all the bonds are determined daily. Such rates currently range from 3.25% to 3.40%.

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

9.   DERIVATIVE INSTRUMENTS

THE COMPANY AND TU ELECTRIC
---------------------------

     The Company's and TU Electric's operations involve managing market risks related to changes in interest rates and, for the Company, foreign exchange and commodity price exposures. Derivative instruments including swaps and forward contracts are used to reduce and manage a portion of those risks. The Company's and TU Electric's participations in derivative transactions have been designed for hedging purposes and are not held or issued for trading purposes.

INTEREST RATE RISK MANAGEMENT

     At December 31, 1996, Eastern Energy had interest rate swaps outstanding with an aggregate notional amount of $915,573,000. These swap agreements establish a mix of fixed and variable interest rates on the outstanding debt and have remaining terms between 6 and 20 years. (See Note 8.)

     In February 1997, TU Electric entered into an interest rate swap agreement with a notional principal amount of $100,000,000 expiring 2002 with a fixed interest rate of 7.183% per annum. (See Note 7.)

FOREIGN EXCHANGE RISK MANAGEMENT

     The Company's foreign exchange exposures result from transactions denominated in currencies other than the local currency of its foreign subsidiary. At December 31, 1996, Eastern Energy had cross-currency swap agreements outstanding with an aggregate notional amount of $343,389,000 expiring on various dates through 2016. (See Note 8.)

ELECTRICITY PRICE RISK MANAGEMENT

     Eastern Energy and the other distribution companies in Victoria purchase their power from a competitive power pool operated by a statutory, independent corporation. Eastern Energy purchases about 95% of its energy from this pool, the cost of which is based on spot market prices. Eastern Energy has entered into wholesale market contracts to cover a substantial majority of its forecasted load through the end of 2000. These contracts fix the price of energy within a certain range for the purpose of hedging or protecting against fluctuations in the spot market price. During 1996, the average spot price for electric energy from the pool approximated $15 per megawatt-hour (MWh) as compared to the average fixed price of Eastern Energy's electric energy under its contracts of approximately $31 per MWh. At December 31, 1996, Eastern Energy's contracts related to its forecasted contestable and franchise load cover a notional volume of approximately 18 million MWh's for 1997 through 2000. Under these contracts, payments are made between Eastern Energy and the generators representing the difference between the wholesale electricity market price and the contract price. The net payable or receivable is recognized in earnings as adjustments to purchased power expense in the period the related transactions are completed.

CREDIT RISK

     Credit risk relates to the risk of loss that the Company and TU Electric would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Company and TU Electric believe the risk of nonperformance by counterparties is minimal.

10.  FEDERAL INCOME TAXES

     The components of the Company's and TU Electric's federal income taxes are as follows:

                                                                                        THE COMPANY
                                                                                   YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                          1996             1995              1994
                                                                          ----             ----              ----
                                                                                   THOUSANDS OF DOLLARS
     Charged (credited) to consolidated net income (loss):
        Current........................................................  $198,522         $222,358         $152,833
        Deferred --  Domestic..........................................   196,957         (259,445)         200,232
                     Foreign...........................................    12,828             (174)              --
        Investment tax credits.........................................   (33,075)         (22,774)         (26,427)
                                                                         --------         --------         --------
          Total to consolidated net income (loss)......................   375,232          (60,035)         326,638
                                                                         --------         --------         --------
     Charged (credited) to consolidated retained earnings..............    (4,032)          (6,452)          (6,733)
                                                                         --------         --------         --------
             Total federal income taxes................................  $371,200         $(66,487)        $319,905
                                                                         ========         ========         ========

                                                                                        TU ELECTRIC
                                                                                   YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                          1996             1995              1994
                                                                          ----             ----              ----
                                                                                   THOUSANDS OF DOLLARS
     Charged (credited) to operating expenses:
        Current........................................................  $291,807         $260,988         $182,107
                                                                         --------         --------         --------
        Deferred:
          Depreciation differences and capitalized construction
           costs.......................................................   151,391          205,280          222,762
          Over/under-recovered fuel revenue............................    25,506          (49,798)         (59,224)
          Alternative minimum tax......................................    15,000          (30,937)        (121,948)
          Other........................................................   (32,024)          17,983          138,466
                                                                         --------         --------         --------
            Total deferred - net.......................................   159,873          142,528          180,056
                                                                         --------         --------         --------
        Investment tax credits.........................................   (30,668)         (21,201)         (23,698)
                                                                         --------         --------         --------
              Total to operating expenses..............................   421,012          382,315          338,465
                                                                         --------         --------         --------
     Charged (credited) to other income:
        Current........................................................   (30,164)         (59,454)         (35,474)
                                                                         --------         --------         --------
        Deferred:
          Impairment of assets.........................................        --         (149,617)              --
          Regulatory disallowance......................................    13,623               --               --
          Other........................................................     1,861           39,709           39,696
                                                                         --------         --------         --------
            Total deferred - net.......................................    15,484         (109,908)          39,696
                                                                         --------         --------         --------
     Investment tax credits............................................      (833)              --               --
                                                                         --------         --------         --------
              Total to other income....................................   (15,513)        (169,362)           4,222
                                                                         --------         --------         --------
                Total federal income taxes.............................  $405,499         $212,953         $342,687
                                                                         ========         ========         ========

     The significant components of deferred federal income tax assets and liabilities reflected net in the balance sheets are as follows:

                                                                    THE COMPANY              TU ELECTRIC
                                                                    DECEMBER 31,             DECEMBER 31,
                                                              -----------------------  -----------------------
                                                                 1996         1995        1996         1995
                                                                 ----         ----        ----         ----
                                                                            THOUSANDS OF DOLLARS
CURRENT
Deferred tax assets:
  Unbilled revenues.........................................  $   28,521   $   27,323   $   28,521  $   27,323
  Over-recovered fuel revenue...............................      15,045       40,550       15,045      40,550
  Foreign operations........................................       2,994        4,832           --          --
  Other.....................................................       7,406       11,705        7,316      11,756
                                                              ----------   ----------    ---------  ----------
      Total current deferred tax assets.....................      53,966       84,410       50,882      79,629
                                                              ----------   ----------    ---------  ----------
Deferred tax liabilities:
  Foreign operations........................................      13,945           --           --          --
                                                              ----------   ----------    ---------  ----------
      Total current deferred tax liabilities................      13,945           --           --          --
                                                              ----------   ----------    ---------  ----------
NET CURRENT DEFERRED TAX ASSETS.............................  $   40,021   $   84,410   $   50,882  $   79,629
                                                              ==========   ==========    =========  ==========

NON-CURRENT
Deferred tax assets:
  Unamortized ITC...........................................  $  312,665   $  329,994   $  307,153  $  323,685
  Impairment of assets......................................     143,210      174,003       71,791      71,968
  Regulatory disallowances..................................     222,428      237,521      222,428     237,521
  Alternative minimum tax...................................     587,052      611,934      431,277     454,222
  Tax rate difference.......................................      78,141       83,111       77,248      82,108
  Employee benefits.........................................     100,397       38,611       76,060      22,341
  Foreign operations........................................      66,547           --           --          --
  Other.....................................................      27,910       20,993       12,348      11,641
                                                              ----------   ----------    ---------  ----------
       Total non-current deferred tax assets................   1,538,350    1,496,167    1,198,305   1,203,486
                                                              ----------   ----------    ---------  ----------
Deferred tax liabilities:
  Depreciation differences and capitalized
   construction costs.......................................   4,010,105    3,920,888    3,938,325   3,850,545
  Foreign operations........................................      55,550          593           --          --
  Redemption of long-term debt..............................     125,601      120,290      125,123     119,608
  Other.....................................................     148,720      124,204      124,469     102,382
                                                              ----------   ----------    ---------  ----------
       Total non-current deferred tax liabilities...........   4,339,976    4,165,975    4,187,917   4,072,535
                                                              ----------   ----------    ---------  ----------
NET NON-CURRENT DEFERRED TAX LIABILITY......................  $2,801,626   $2,669,808   $2,989,612  $2,869,049
                                                              ==========   ==========    =========  ==========

     Federal income taxes were less than the amount computed by applying the federal statutory rate to pre-tax book income (loss) as follows:

                                                              THE COMPANY                            TU ELECTRIC
                                                         YEAR ENDED DECEMBER 31                 YEAR ENDED DECEMBER 31
                                                      ----------------------------           ----------------------------
                                                       1996       1995       1994             1996       1995       1994
                                                       ----       ----       ----             ----       ----       ----
                                                                              THOUSANDS OF DOLLARS
Federal income taxes at statutory rate (35%)........  $413,769   $(39,188)  $339,962         $443,868   $233,585   $350,308
                                                      --------   --------   --------         --------   --------   --------
Increases(decreases) in federal income taxes
  resulting from:
     Allowance for funds used during construction...      (542)    (2,330)    (3,760)            (542)    (2,330)    (3,760)
     Depletion allowance............................   (25,657)   (23,564)   (23,361)         (25,657)   (23,564)   (23,361)
     Amortization of investment tax credits.........   (23,203)   (23,036)   (24,213)         (21,629)   (21,463)   (21,484)
     LESOP dividend deduction.......................    (5,000)    (7,700)    (7,700)              --         --         --
     Amortization of tax rate differences...........    (9,084)    (9,648)    (9,732)          (8,740)    (9,288)    (9,143)
     Reversal of prior book/tax differences.........    35,128     38,974     43,157           34,896     38,630     42,899
     Foreign operations.............................     5,670        283         --               --         --         --
     Prior year adjustments.........................   (25,250)    (4,136)       233          (21,813)    (5,669)     2,902
     Other..........................................     5,369      3,858      5,319            5,116      3,052      4,326
                                                      --------   --------   --------         --------   --------   --------
        Total increase (decrease)...................   (42,569)   (27,299)   (20,057)         (38,369)   (20,632)    (7,621)
                                                      --------   --------   --------         --------   --------   --------
Total federal income taxes..........................  $371,200   $(66,487)  $319,905         $405,499   $212,953   $342,687
                                                      ========   ========   ========         ========   ========   ========
Effective tax rate..................................     31.4%      59.4%      32.9%            32.0%      31.9%      34.2%

     The System Companies and TU Electric have approximately $587 million and $431 million, respectively, of alternative minimum tax credit carryforwards which are available to offset future taxes.

     As a part of its ongoing large case audit program, the IRS has audited the consolidated Federal income tax returns of the System Companies for the years 1987 through 1990. During the course of the audit, the IRS proposed a number of adjustments to the returns as filed, the most significant of which related to a proposed reclassification of certain costs incurred in connection with the construction of Comanche Peak Unit 1 as costs incurred to procure a nuclear operating license. In accordance with an agreement reached by both parties in May 1996, the Company made an additional tax payment to the IRS which resolved all issues proposed in the audit. The additional payment did not have a material effect on the Company's financial position, results of operation or cash flows.

11.  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

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

     Total pension cost, including amounts charged to fuel cost, deferred and capitalized, were comprised of the following components:

                                                              THE COMPANY                            TU ELECTRIC
                                                         YEAR ENDED DECEMBER 31,                YEAR ENDED DECEMBER 31,
                                                      ----------------------------           ----------------------------
                                                       1996       1995       1994             1996       1995       1994
                                                       ----       ----       ----             ----       ----       ----
                                                                              THOUSANDS OF DOLLARS
Service cost -- benefits earned during the period..   $ 36,779   $ 23,515   $ 27,185         $ 21,731   $ 16,047   $ 18,667
Interest cost on projected benefit obligation......     75,501     65,675     64,142           55,999     53,684     52,907
Actual return on plan assets.......................   (183,390)  (241,887)     5,641         (143,416)  (199,436)     4,772
Net amortization and deferral......................     97,988    160,198    (72,700)          79,261    132,147    (60,560)
                                                      --------   --------   --------         --------   --------   --------
  Net periodic pension cost........................   $ 26,878   $  7,501   $ 24,268         $ 13,575   $  2,442   $ 15,786
                                                      ========   ========   ========         ========   ========   ========


     The table below details the plans' funded status and amount recognized in the balance sheets:

                                                                                    THE COMPANY              TU ELECTRIC
                                                                                    DECEMBER 31,             DECEMBER 31,
                                                                              -----------------------  -----------------------
                                                                                 1996         1995        1996         1995
                                                                                 ----         ----        ----         ----
                                                                                            THOUSANDS OF DOLLARS
Actuarial present value of accumulated benefits:
  Accumulated benefit obligation (including vested benefits for the
  System Companies of $823,918,000 for 1996 and $809,869,000 for
  1995; and for TU Electric of $638,162,000 for 1996 and $629,679,000
  for 1995).................................................................   $  (889,057)  $  (874,345) $(685,419)  $(676,236)
                                                                               ===========   ===========  =========   =========
  Projected benefit obligation for service rendered to date.................   $(1,065,396)  $(1,062,619) $(797,044)  $(803,815)
Plan assets at fair value -- primarily equity investments,
  government bonds and corporate bonds......................................     1,296,025     1,139,688    994,370     881,014
                                                                               -----------   -----------  ---------   ---------
Plan assets in excess of projected benefit obligation.......................       230,629        77,069    197,326      77,199
Unrecognized net gain from past experience different from
  that assumed and effects of changes in assumptions........................      (350,295)     (180,444)  (309,042)   (168,104)
Prior service cost not yet recognized in net periodic pension expense.......        41,566        17,061     39,226      17,015
Unrecognized plan assets in excess of projected benefit obligation at
  initial application.......................................................        (5,708)       (6,375)    (3,327)     (3,765)
                                                                               -----------   -----------  ---------   ---------
  Accrued pension cost......................................................   $   (83,808)   $  (92,689) $ (75,817)  $ (77,655)
                                                                               ===========   ===========  =========   =========

     Assumptions used in determination of the projected benefit obligation for System Companies (excluding Eastern Energy) include a discount rate of 7.75% for 1996 and 7.25% for 1995 and an increase in compensation levels of 4.3% for 1996 and 1995. The assumed long-term rate of return on plan assets was 9.0% for 1996, 1995 and 1994.

     Eastern Energy's employees participate in the Victorian Electricity Industry Superannuation Fund (Eastern Plan). The Eastern Plan meets the definition of a single-employer defined benefit pension plan and is included above in the Company's plan as the economic assumptions of the Eastern Plan are similar to those of the other System Companies. The Company's net periodic pension cost and accrued pension cost for 1996 include $2,371,000 and $2,525,000 respectively, representing Eastern Energy's 1996 pension costs. The Company's net periodic pension cost and accrued pension cost for 1995 include $175,000 and $3,018,000, respectively, representing Eastern Energy's December 1995 pension costs. Assumptions for the Eastern Plan used in the determination of the projected benefit obligation include a discount rate of 6.50% for 1996 and 7.50% for 1995 and an increase in compensation levels of 5.0% for 1996 and 6.0% for 1995. The assumed long-term rate of return on plan assets for the Eastern Plan was 7.5% for 1996 and 8.5% for 1995.

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

     Net periodic postretirement benefits cost other than pensions, including amounts charged to fuel cost, deferred and capitalized, were comprised of the following components:

                                                              THE COMPANY                            TU ELECTRIC
                                                         YEAR ENDED DECEMBER 31,                YEAR ENDED DECEMBER 31,
                                                      ----------------------------           ----------------------------
                                                       1996       1995       1994             1996       1995       1994
                                                       ----       ----       ----             ----       ----       ----
                                                                              THOUSANDS OF DOLLARS

Service cost -- benefits earned during the
 period.........................................      $13,513    $ 9,771    $11,525          $ 8,437    $ 6,559    $ 7,669
Interest cost on the accumulated postretirement
 benefit obligation.............................       40,809     38,842     33,120           31,394     31,109     26,063
Amortization of the transition obligation.......       16,978     16,978     16,900           13,633     13,633     13,557
Actual return on plan assets....................       (7,079)    (6,096)        44           (4,816)    (4,520)        34
Net amortization and deferral...................        8,303      4,646      1,313            5,746      3,662        977
                                                      -------    -------    -------          -------    -------    -------
   Net postretirement benefits cost.............      $72,524    $64,141    $62,902          $54,394    $50,443    $48,300
                                                      =======    =======    =======          =======    =======    =======

     The table below details the funded status for other postretirement benefits and amount recognized by the System Companies (excluding Eastern Energy) and TU
Electric:

                                                          THE COMPANY                  TU ELECTRIC
                                                     YEAR ENDED DECEMBER 31,      YEAR ENDED DECEMBER 31,
                                                    ------------------------     -------------------------
                                                        1996         1995            1996         1995
                                                        ----         ----            ----         ----
                                                                     THOUSANDS OF DOLLARS
Accumulated postretirement benefit obligation
 (APBO):
  Retirees......................................       $(325,672)  $(344,045)      $(280,541)  $(296,996)
  Fully eligible active employees...............         (38,320)    (27,779)        (22,701)    (17,241)
  Other active employees........................        (187,451)   (193,407)       (120,452)   (133,783)
                                                       ---------   ---------       ---------   ---------
    Total APBO..................................        (551,443)   (565,231)       (423,694)   (448,020)
Plan assets at fair value.......................          81,480      56,786          60,862      43,969
                                                       ---------   ---------       ---------   ---------
    APBO in excess of plan assets...............        (469,963)   (508,445)       (362,832)   (404,051)
Unrecognized net loss...........................          92,589     144,833          68,977     119,216
Unrecognized prior service cost.................             819         902              --          --
Unrecognized transition obligation..............         271,649     288,627         218,126     231,759
                                                       ---------   ---------       ---------   ---------
  Accrued postretirement benefits cost..........       $(104,906)  $ (74,083)      $ (75,729)  $ (53,076)
                                                       =========   =========       =========   =========

     The expected increase in costs of future benefits covered by the plan is projected using a health care cost trend rate of 5.0% in 1997 and thereafter. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the APBO at December 31, 1996 by approximately $73.7 million for the System Companies and $56.6 million for TU Electric, and other postretirement benefits cost for 1996 by approximately $9.4 million for System Companies and $6.9 million for TU Electric. The assumed discount rate used to measure the APBO is 7.75% for 1996 and 7.25% for 1995.

12.  SALES OF ACCOUNTS RECEIVABLE

TU ELECTRIC
-----------

     TU Electric has a facility with financial institutions whereby it is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivable representing up to an aggregate of $350,000,000. Additional receivables are continually sold to replace those collected. At December 31, 1996 and 1995, accounts receivable was reduced by $300,000,000 to reflect the sales of such receivables to financial institutions under such agreements.

     In June 1996, the Financial Accounting Standards Board issued Statement
No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). Its provisions relating to sales of receivables are effective for transactions occurring after December 31, 1996. SFAS 125 requires that in order for a transfer of receivables to be treated as a sale, the transferor must surrender control over the receivables. This requirement of SFAS 125 is not expected to have a material effect on the Company's and TU Electric's financial position, results of operation or cash flows.

13.  REGULATION AND RATES

TU ELECTRIC
-----------

DOCKET 9300

     The PUC's final order (Order) in connection with TU Electric's January
1990 rate increase request (Docket 9300) was reviewed by the 250th Judicial District Court of Travis County, Texas, and thereafter was appealed to the Court of Appeals for the Third District of Texas and to the Supreme Court of Texas (Supreme Court). As a result of such review and appeals, an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to the Company's and TU Electric's earnings, has been remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC will also be required to reevaluate the appropriate level of TU Electric's CWIP included in rate base in light of its financial condition at the time of the initial hearing. In January 1997, the Supreme Court denied a motion for rehearing on the Comanche Peak minority owners issue filed by the original complainants. TU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

     In its decision, the Supreme Court also affirmed the previous $472 million prudence disallowance related to Comanche Peak. Since the Company and TU Electric each has previously recorded a charge to earnings for this prudence disallowance, the Supreme Court's decision did not have an effect on the Company's or TU Electric's current financial position, results of operation or cash flows.

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

DOCKET 15638

     In May 1996, TU Electric filed with the PUC its transmission cost information and tariffs for open-access wholesale transmission service (Docket 15638) in accordance with PUC rules adopted in February 1996. These tariffs also provide for generation-related ancillary services necessary to support wholesale transactions. Upon final PUC approval and the implementation of transmission rates for each transmission provider within the Electric Reliability Council of Texas (ERCOT), TU Electric's payments for transmission service will exceed its revenues for providing transmission service. The PUC is required by the rules to adopt a rate-moderation plan that will minimize the impact of the new pricing mechanism for the first three years the rules are in effect. As such, the current maximum impact on TU Electric for 1997 is a $4.26 million deficit, which, in the opinion of TU Electric, is not expected to have a material effect on its results of operation or cash flows. TU Electric expects to have its open-access wholesale transmission tariff in place for service within ERCOT in early 1997.

OTHER

     In connection with the PUC's regular earnings monitoring process, the PUC Staff has advised the PUC that it believes TU Electric was earning in excess of a reasonable rate of return and that it was engaged in discussions with TU Electric concerning possible remedies for such perceived over-earnings. The city of Sulphur Springs, Texas, which exercises original jurisdiction over TU Electric's rates within that city's boundaries, has initiated an inquiry into the reasonableness of TU Electric's rates. TU Electric is currently preparing the information required by Sulphur Springs in connection with its inquiry. TU Electric is unable to predict the outcome of either the discussions with the PUC Staff or the inquiry of Sulphur Springs.

FUEL COST RECOVERY RULE

     In accordance with PUC approvals, TU Electric has refunded to customers an aggregate of approximately $154 million, including interest, in over-collected fuel costs for the period June 1994 through September 1995. These over-collections were primarily due to lower natural gas prices than previously anticipated. In August 1994, TU Electric petitioned the PUC for a recovery of approximately $93 million, including interest, in under-collected fuel costs for the period July 1993 through June 1994. The PUC approved the recovery of this amount through a surcharge to customers over a six-month period beginning in January 1995. The PUC's approval of this surcharge and a previously approved $147.5 million surcharge for fuel cost recovery for a prior period have been appealed by certain intervenors to the district courts of Travis County, Texas. In those appeals, those parties are contending that the PUC is without authority to allow a fuel cost surcharge without a hearing and resultant findings that the costs are reasonable and necessary and that the prices charged to TU Electric by supplying affiliates are no higher than the prices charged by those affiliates to others for the same item or class of items. TU Electric is vigorously defending its position in these appeals but is unable to predict their outcome.

FUEL RECONCILIATION PROCEEDING

     On December 29, 1995, in accordance with PUC rules, TU Electric filed a petition with the PUC seeking final reconciliation of all eligible fuel and purchased power expenses incurred during the reconciliation period of July 1, 1992 through June 30, 1995, amounting to a total of $4.7 billion. In hearings completed in December 1996, the PUC Staff recommended a disallowance of $71.9 million. TU Electric believes that all of its eligible fuel and purchased power expenses have been prudently incurred and no amounts have been accrued for any disallowance. A final decision is expected by mid-1997. TU Electric is unable to predict the outcome of such proceeding; however, a disallowance, if any, will result in a future loss, which could possibly have a material effect on TU Electric's results of operation or cash flows.

     In addition, and as permitted by the PUC rules, TU Electric is also seeking an accounting order from the PUC that will allow certain costs incurred, and to be incurred, to facilitate the use of coal as a supplemental fuel at its Monticello lignite-fueled generating station (Monticello) to be treated as eligible fuel costs and billed pursuant to TU Electric's fuel cost factor. By incurring these expenses, TU Electric believes that it can significantly improve the reliability of the supply of fuel to Monticello and can, at the same time, lower the fuel cost that would be incurred in the absence of these expenditures.

FLEXIBLE RATE INITIATIVES

     TU Electric continues to offer flexible rates in over 160 cities with original regulatory jurisdiction within its service territory (including the cities of Dallas and Fort Worth) to existing non-residential retail and wholesale customers that have viable alternative sources of supply and would otherwise leave the system. TU Electric also continues to offer an economic development rider to attract new businesses and to encourage existing customers to expand their facilities as well as an environmental technology rider to encourage qualifying customers to convert to technologies that conserve energy or improve the environment. TU Electric will continue to pursue the expanded use of flexible rates when such rates are necessary to be price-competitive.

INTEGRATED RESOURCE PLAN

     In October 1994, TU Electric filed an application for approval by the PUC of certain aspects of its Integrated Resource Plan (IRP) for the ten-year period 1995-2004. The IRP, developed as an experimental pilot project in conjunction with regulatory and customer groups, included the acquisition of electric energy through a competitive bidding process of third party-supplied demand-side management resources and renewable resources. In August 1995, the PUC remanded the case to an Administrative Law Judge for development of a solicitation plan and to more closely conform the TU Electric 1995 IRP to new state legislation that required the PUC to adopt a state-wide integrated resource planning rule by September 1, 1996. In January 1996, TU Electric filed an updated IRP with the PUC along with a proposed plan for the solicitation of resources through a competitive bidding process. The PUC issued its final order on TU Electric's IRP in October 1996, and modified the order in an Order on Rehearing on December 20, 1996. The modified order approved a flexible solicitation plan that will allow TU Electric to conduct up to three optional resource solicitations for a total of 2,074 MW of demand-side and supply-side resources prior to the filing of its next IRP in June 1999. TU Electric is currently reviewing the need and timing for conducting the first of these resource solicitations.

     In addition to its solicitation plan in the IRP docket, TU Electric requested and received approval from the PUC to expand its Power Cost Recovery tariff to provide current cost recovery of resource acquisition costs for demand-side management resources acquired in the solicitations to the extent such costs are not currently reflected in TU Electric's base rates. The PUC also approved cost recovery for eight previously approved demand-side management contracts entered into by TU Electric.

THE COMPANY AND TU ELECTRIC
---------------------------

OPEN-ACCESS TRANSMISSION

     In February 1996, pursuant to the Public Utility Regulatory Act of 1995, as amended, the PUC adopted rules requiring each electric utility in ERCOT to to provide wholesale transmission and related services to other utilities and non-utility power suppliers at rates, terms and conditions that are comparable to those applicable to such utility's use of its own transmission facilities.

     Under the rules, the PUC established a transmission pricing mechanism consisting of an ERCOT system-wide component and a distance-sensitive component. The ERCOT system-wide component provides that each load-serving entity in ERCOT will pay a share of the ERCOT-wide transmission cost of service based on the entity's load. The distance-sensitive component provides that a distance-sensitive rate will be paid to utilities that own transmission facilities, based on the impact of transmitting generation resources to loads. The rates charged for using the transmission system are designed to ensure that all market participants pay on a comparable basis to use the system. While all users of the transmission grid pay rates that are comparably designed, the impact on individual users will differ.

14.  IMPAIRMENT OF ASSETS

THE COMPANY AND TU ELECTRIC
---------------------------

     In September 1995, the Company and TU Electric recorded the impairment of several non-performing assets based on the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which prescribes a methodology for assessing and measuring impairments in the carrying value of certain assets.

THE COMPANY
-----------

     The September 1995 impairment of the Company's assets, including the partially completed Twin Oak and Forest Grove lignite-fueled facilities of TU Electric, and Chaco Energy Company's (Chaco's) coal reserves in New Mexico, as well as several minor assets, aggregated $802 million after tax. The Company has determined that the Twin Oak and Forest Grove lignite-fueled facilities are not necessary to satisfy TU Electric's capacity requirements as currently projected due to changes in load growth patterns and availability of alternative generation. The impairment of TU Electric's lignite-fueled facilities has been measured based on management's current expectations that these assets will either be sold or constructed outside the traditional regulated utility business. The Company has determined that the Chaco coal reserves will no longer be developed through traditional means due to ample availability of alternative fuels at favorable prices. Chaco's impairment has been measured based on a significant decrease in the market value of the coal reserves as determined by an external study performed and completed in the quarter ended September 30, 1995. The external study was precipitated by a third party inquiry regarding the possible sale of the coal reserves. A variety of options are being considered with respect to the Chaco coal reserves. (See Note 15.) The impairment of these assets involved a write-down to their estimated fair values using a valuation study based on the discounted expected future cash flows from the respective assets' use. With respect to the other assets impaired, fair values were determined based on current market values of similar assets.

TU ELECTRIC
-----------

     The September 1995 impairment of TU Electric's assets, including its partially completed Twin Oak and Forest Grove lignite-fueled facilities, as well as several minor assets, aggregated $316 million after tax. TU Electric has determined that the Twin Oak and Forest Grove lignite-fueled facilities are not necessary to satisfy its capacity requirements as currently projected due to changes in load growth patterns and availability of alternative generation. Such impairment has been measured based on management's current expectations that these assets will either be sold or constructed outside the traditional regulated utility business. The impairment of these assets involved a write-down to their estimated fair values using a valuation study based on the discounted expected future cash flows from the respective assets' use. With respect to the other assets impaired, fair values were determined based on current market values of similar assets.

15.  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES

THE COMPANY
-----------

     The Company's construction expenditures for utility related activities, excluding AFUDC, are presently estimated at $513 million, $527 million and $556 million for 1997, 1998 and 1999, respectively. Expenditures for non-utility property are presently estimated at $75 million for 1997, $44 million for 1998 and $78 million for 1999. Expenditures for nuclear fuel are presently estimated at $66 million for 1997, $78 million for 1998 and $115 million for 1999.

TU ELECTRIC
-----------

     TU Electric's construction expenditures for utility related activities, excluding AFUDC, are presently estimated at $440 million, $470 million and $497 million for 1997, 1998 and 1999, respectively. Expenditures for nuclear fuel are presently estimated at $66 million for 1997, $78 million for 1998 and $115 million for 1999.

THE COMPANY AND TU ELECTRIC
---------------------------

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

CLEAN AIR ACT

TU ELECTRIC
-----------

     The federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on the sulfur dioxide emissions produced by generating units. To meet these sulfur dioxide requirements, the Clean Air Act provides for the annual allocation of sulfur dioxide emission allowances to utilities. Under the Clean Air Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances from or to other utilities. The Environmental Protection Agency grants a maximum number of allowances annually to TU Electric based on the amount of emissions from units in operation during the period 1985 through 1987. TU Electric's capital requirements have not been significantly affected by the requirements of the Clean Air Act. Although TU Electric is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact on the company. Any additional capital expenditures, as well as any increased operating costs, associated with these new requirements are expected to be recoverable through rates, as similar costs have been recovered in the past.

PURCHASED POWER CONTRACTS

THE COMPANY AND TU ELECTRIC
---------------------------

     The System Companies have entered into purchased power contracts to purchase portions of the generating output of certain qualifying cogenerators and qualifying small power producers through the year 2005. These contracts provide for capacity payments subject to a facility meeting certain operating standards and energy payments based on the actual power taken under the contracts. The cost of these and other purchased power contracts is recovered currently through base rates, power cost and fuel recovery factors applied to customer billings. Capacity payments under these contracts for the years ended December 31, 1996, 1995 and 1994 were $232,915,000, $229,340,000 and
$236,991,000, respectively, for the Company, and $228,336,000, $223,910,000 and
$231,081,000, respectively, for TU Electric.

     Assuming operating standards are achieved, future capacity payments under the agreements are estimated as follows:

                                  THE COMPANY           TU ELECTRIC
                                  -----------           -----------
YEARS                                   THOUSANDS OF DOLLARS
  1997.........................   $  240,588            $  237,014
  1998.........................      246,311               244,796
  1999.........................      199,963               199,963
  2000.........................      134,784               134,784
  2001.........................      104,330               104,330
  Thereafter...................      215,565               215,565
                                  ----------            ----------
      Total capacity payments..   $1,141,541            $1,136,452
                                  ==========            ==========

LEASES

THE COMPANY AND TU ELECTRIC
---------------------------

     The System Companies have entered into operating leases covering various facilities and properties including combustion turbines, transportation, mining and data processing equipment, and office space. Lease costs charged to operation expense for the years ended December 31, 1996, 1995 and 1994 were $144,553,000, $141,775,000 and $140,370,000, respectively, for the Company, and
$56,376,000, $60,156,000 and $62,704,000, respectively, for TU Electric.

     Future minimum lease commitments under such operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, were as follows:

                                         THE COMPANY           TU ELECTRIC
                                         -----------           -----------
YEARS                                           THOUSANDS OF DOLLARS
-----
  1997................................    $ 72,273              $ 31,145
  1998................................      59,895                30,396
  1999................................      54,830                30,522
  2000................................      52,098                30,265
  2001................................      99,937                41,189
  Thereafter..........................     568,633               471,696
                                          --------              --------
    Total minimum lease commitments...    $907,666              $635,213
                                          ========              ========

COOLING WATER CONTRACTS

TU ELECTRIC
-----------

     TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $32,365,000 at December 31, 1996, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%.
TU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TU Electric, for the years 1997 through 2001 as follows: $4,435,000 for each of the years 1997, 1998 and 1999, $4,419,000 for 2000 and $4,422,000 for 2001.
Payments made by TU Electric, net of amounts assumed by a third party under such contracts, for 1996, 1995 and 1994 were $3,548,000, $3,628,000 and $3,615,000, respectively. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $74,780,000 remaining principal amount of bonds at December 31, 1996, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality.

CHACO COAL PROPERTIES

THE COMPANY
-----------

     Chaco has a coal lease agreement for the rights to certain surface mineable coal reserves located in New Mexico. The agreement encompasses a minimum of 228 million tons of coal with provisions for minimum advance royalty payments of approximately $16 million per year through 2017. The Company has entered into a surety agreement to assure the performance by Chaco with respect to this agreement. During 1996, certain state and federal leases covering approximately 120 million tons of coal were terminated. Because of the present ample availability of western coal at favorable prices from other mines, Chaco has delayed plans to commence mining operations, and accordingly, is reassessing its alternatives with respect to its coal properties, including seeking purchasers thereof. (See Note 14.)

NUCLEAR INSURANCE

TU ELECTRIC
-----------

     With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident currently at $8.9 billion and requires nuclear power plant operators to provide financial protection for this amount. As required, TU Electric provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TU Electric has purchased $200 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of two major stock and mutual insurance pools, Nuclear Energy Liability Insurance Association and Mutual Atomic Energy Liability Underwriters (MAELU). The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

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

     With respect to nuclear decontamination and property damage insurance, Nuclear Regulatory Commission (NRC) regulations require that nuclear plant license-holders maintain not less than $1.06 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TU Electric maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.85 billion, above which TU Electric is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Mutual Limited (NML), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage and is provided by ANI and MAELU in the amount of $1.1 billion and Nuclear Electric Insurance Limited (NEIL), another nuclear electric utility industry mutual insurance company, in the amount of $2.25 billion. TU Electric is subject to a maximum annual assessment from NML of $14 million and NEIL of $18 million in the event NML's and/or NEIL's losses under this type of insurance for major incidents at nuclear plants participating in these programs exceed the respective mutual's accumulated funds and reinsurance.

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

GAS PURCHASE CONTRACTS

THE COMPANY
-----------

     Fuel Company buys gas under long-term intrastate contracts in order to assure reliable supply to its customers. Many of these contracts require minimum purchases ("take-or-pay") of gas. Based on Fuel Company's estimated gas demand, which assumes normal weather conditions, requisite gas purchases are expected to substantially satisfy purchase obligations for the year 1997 and thereafter.

NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL

TU ELECTRIC
-----------

     TU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At December 31, 1996, such reserve totaled $97,114,000 which includes an accrual of $18,179,000 for the year ended December 31, 1996. As of December 31, 1996, the market value of deposits in the external trust for decommissioning of Comanche Peak was $117,441,000. Any difference between the market value of the external trust fund and the decommissioning reserve, that represents unrealized gains or losses of the trust fund, is treated as a regulatory asset or a regulatory liability. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study during 1992 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities were estimated to be $255,000,000 and $344,000,000, respectively. Decommissioning activities are projected to begin in 2030 and 2033 for Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. TU Electric is recovering such costs based upon the 1992 study through rates placed in effect under Docket 11735 (see Note 13). An updated site-specific study will be performed and completed by the end of 1997. Actual decommissioning costs are expected to differ from estimates due to changes in the assumed dates of decommissioning activities, regulatory requirements, technology and costs of labor, materials and equipment.

     TU Electric has a contract with the United States Department of Energy
(DOE) for the future disposal of spent nuclear fuel. In December 1996, the DOE notified TU Electric that it did not expect to meet its obligation to begin acceptance of spent nuclear fuel by 1998. TU Electric is unable to predict what impact, if any, the DOE delay will have on TU Electric's future operations. The disposal fee is at a cost to TU Electric of one mill per kilowatt-hour of Comanche Peak net generation and is included in nuclear fuel expense.

GENERAL

THE COMPANY AND TU ELECTRIC
---------------------------

     In addition to the above, the Company and TU Electric are involved in various legal and administrative proceedings which, in the opinion of each, should not have a material effect upon its financial position, results of operation or cash flows.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

THE COMPANY AND TU ELECTRIC
---------------------------

     The carrying amounts and related estimated fair values of the Company and System Companies' and TU Electric's significant financial instruments at December 31, 1996 and 1995, are as follows:

                                                                                       THE COMPANY
                                                                ------------------------------------------------------------
                                                                   DECEMBER 31, 1996                    DECEMBER 31, 1995
                                                                ----------------------                ----------------------
                                                                CARRYING        FAIR                   CARRYING        FAIR
                                                                 AMOUNT         VALUE                   AMOUNT         VALUE
                                                                 -----          -----                   ------         -----
                                                                                    THOUSANDS OF DOLLARS
Long-term debt...............................................   $8,668,111     $9,050,868            $9,174,575     $9,875,881
TU Electric obligated, mandatorily redeemable, preferred
  securities of subsidiary trusts holding solely debentures
  of TU Electric.............................................      381,311        395,091               381,476        405,729
Preferred stock of subsidiary subject to mandatory
  redemption.................................................      238,391        250,098               263,196        280,106
LESOP note receivable........................................      250,000        262,175               250,000        280,713
Interest rate and currency swaps.............................           --        (33,869)                   --             --
Other investments............................................      194,652        191,435               118,526        134,949


                                                                                       TU ELECTRIC
                                                                ------------------------------------------------------------
                                                                   DECEMBER 31, 1996                    DECEMBER 31, 1995
                                                                ----------------------                ----------------------
                                                                CARRYING        FAIR                   CARRYING        FAIR
                                                                 AMOUNT         VALUE                   AMOUNT         VALUE
                                                                 -----          -----                   ------         -----
                                                                                    THOUSANDS OF DOLLARS
Long-term debt...............................................   $6,310,594     $6,657,126            $7,212,070     $7,836,861
TU Electric obligated, mandatorily redeemable, preferred
  securities of subsidiary trusts holding solely debentures
  of TU Electric.............................................      381,311        395,091               381,476        405,729
Preferred stock subject to mandatory redemption..............      238,391        250,098               263,196        280,106
Other investments............................................      172,779        169,820               103,888        118,415


     The fair values of long-term debt and preferred stock subject to mandatory redemption are estimated at the lesser of the call price or the present value of future cash flows discounted at rates consistent with comparable maturities for credit risk. The fair values of preferred securities are based on quoted market prices. The carrying amounts reflected in the Consolidated Balance Sheets for financial assets classified as current assets, and the carrying amounts for financial liabilities classified as current liabilities, approximate fair value due to the short maturity of such instruments. The fair values of other financial instruments for which carrying amounts and fair values have not been presented are not materially different than their related carrying amounts.

     Other investments includes deposits in an external trust fund for nuclear decommissioning of Comanche Peak. The trust funds are invested primarily in equity securities which are classified as available-for-sale. Any unrealized gains or losses are treated as regulatory assets or regulatory liabilities, respectively.

THE COMPANY
-----------

     Common stock -- net has been reduced by the note receivable from the trustee of the leveraged employee stock ownership provision of the Thrift Plan. The fair value of such note is estimated at the lesser of the Company's call price or the present value of future cash flows discounted at rates consistent with comparable maturities adjusted for credit risk. Fair values for the System Companies' off-balance-sheet instruments (interest rate and currency swaps) are based either on quotes or the cost to terminate the agreements.

TU ELECTRIC
-----------

     TU Electric has agreed, in effect, to guarantee the principal and interest on bonds used to finance the reservoirs from which TU Electric uses cooling water for certain generating units. TU Electric is also the guarantor for the principal amount of certain bonds issued for similar purposes which were assigned to a municipality. The outstanding principal at December 31, 1996 and 1995 of the bonds for which TU Electric is contingently liable is approximately $107,000,000 and $114,000,000, respectively. The fair value of the bonds, approximately $111,000,000 and $121,000,000 for December 31, 1996 and 1995,
respectively, is based on the present value of the instruments' approximate cash flows discounted at the year-end risk free rate for issues of comparable maturities adjusted for credit risk.

17.  SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

THE COMPANY AND TU ELECTRIC
---------------------------

     In the opinion of the Company and TU Electric, respectively, the information below includes all adjustments (constituting only normal recurring accruals) necessary to a fair statement of such amounts. Quarterly results are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including rate changes, variations in maintenance and other operating expense patterns, the impact of the change in AFUDC accruals (see Note 1) and the charges for regulatory disallowances. Certain quarterly information has been reclassified to conform to the current year presentation. For additional information regarding the charges for regulatory disallowances, see Note 13.

THE COMPANY
----------------
                                                                                                                  EARNINGS (LOSS)
                                                                                             CONSOLIDATED NET      PER SHARE OF
                                      OPERATING REVENUES            OPERATING INCOME           INCOME (LOSS)       COMMON STOCK*
                                    ----------------------       ----------------------     -------------------  -----------------
QUARTER ENDED                            1996          1995             1996          1995       1996      1995        1996    1995
                                         ----          ----             ----          ----       ----      ----        ----    ----
                                                               THOUSANDS OF DOLLARS (EXCEPT PER SHARE AMOUNTS)
March 31.......................      $1,463,900    $1,244,265      $  414,938    $  311,344   $126,074  $  75,411     $0.56  $ 0.33
June 30........................       1,691,313     1,353,998         535,047       422,305    202,957    148,432      0.90    0.66
September 30...................       1,930,097     1,775,669         743,610       742,699    357,983   (441,716)     1.59   (1.96)
December 31....................       1,465,618     1,264,756         309,395       311,279     66,592     79,228      0.30    0.35
                                     ----------    ----------      ----------    ----------   --------  ---------
                                     $6,550,928    $5,638,688      $2,002,990    $1,787,627   $753,606  $(138,645)
                                     ==========    ==========      ==========    ==========   ========  =========

---------------
* The sum of the quarters may not equal annual earnings per share due to rounding.

TU ELECTRIC
-----------
                                                                                                                CONSOLIDATED
                                        OPERATING REVENUES                 OPERATING INCOME                      NET INCOME
                                       --------------------               ------------------                  ----------------
QUARTER ENDED                            1996        1995                  1996        1995                    1996      1995
                                         ----        ----                  ----        ----                    ----      ----
                                                                         THOUSANDS OF DOLLARS
March 31......................        $1,348,330  $1,233,772             $  305,057  $  255,391               $152,785  $101,758
June 30.......................         1,558,778   1,341,245                391,019     328,621                227,869   174,219
September 30..................         1,787,412   1,761,378                522,270     534,167                379,438    68,172
December 31...................         1,335,091   1,224,067                244,252     252,187                102,603   108,482
                                      ----------  ----------             ----------  ----------               --------  --------
                                      $6,029,611  $5,560,462             $1,462,598  $1,370,366               $862,695  $452,631
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

   The management of the Company has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent certified public accountants concerning the Company's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 1996, the Company's system of internal control was adequate to accomplish the objectives discussed herein.

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


                                 /s/  J. S. FARRINGTON
                        -------------------------------------------------------
                                 J. S. Farrington, Chairman of the Board


                                 /s/  ERLE NYE
                        -------------------------------------------------------
                                 Erle Nye, President and Chief Executive


                                 /s/ PETER B. TINKHAM
                        -------------------------------------------------------
                                 Peter B. Tinkham, Treasurer and Assistant
                                  Secretary and Principal Financial Officer


                                 /s/ MARC D. MOSELEY
                        -------------------------------------------------------
                                 Marc D. Moseley, Acting Controller
                                  and Principal Accounting Officer

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

   The management of TU Electric has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent certified public accountants concerning TU Electric's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 1996, TU Electric's system of internal control was adequate to accomplish the objectives discussed herein.

     The independent certified public accounting firm of Deloitte & Touche LLP is engaged to audit, in accordance with generally accepted auditing standards, the financial statements of TU Electric and to issue their report thereon.


                                 /s/  ERLE NYE
                        -------------------------------------------------------
                                 Erle Nye, Chairman of the Board
                                 and Chief Executive


                                 /s/ ROBERT S. SHAPARD
                        -------------------------------------------------------
                                 Robert S. Shapard, Treasurer and Assistant
                                  Secretary and Principal Financial Officer

                                 /s/ MARC D. MOSELEY
                        -------------------------------------------------------
                                 Marc D. Moseley, Acting Controller
                                  and Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Texas Utilities Electric Company and subsidiaries (TU Electric) as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of TU Electric's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TU Electric at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, in 1995, TU Electric changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.


DELOITTE & TOUCHE LLP

Dallas, Texas
March 12, 1997

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Texas Utilities Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, in 1995, the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.


DELOITTE & TOUCHE LLP

Dallas, Texas
March 12, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company and TU Electric
---------------------------
None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF EACH REGISTRANT

THE COMPANY
-----------

     Information with respect to this item is found under the heading Election of Directors in the definitive proxy statement to be filed by the Company with the Commission on or about April 1, 1997.

TU ELECTRIC
-----------
     Identification of Directors, business experience and other directorships:


                               OTHER POSITIONS AND       DATE FIRST ELECTED            PRESENT PRINCIPAL OCCUPATION
                             OFFICES PRESENTLY HELD     AS DIRECTOR (CURRENT           OR EMPLOYMENT AND PRINCIPAL
                           WITH TU ELECTRIC (CURRENT        TERM EXPIRES            BUSINESS (PRECEEDING FIVE YEARS),
NAME OF DIRECTOR      AGE  TERM EXPIRES MAY 23, 1997)       MAY 23, 1997)                  OTHER DIRECTORSHIPS
----------------      ---  --------------------------   --------------------        ---------------------------------
T. L. Baker            51      President, Electric       February 20, 1987     President, Electric Service Division of TU
                                Service Division                                Electric; prior thereto, Executive Vice
                                                                                President of TU Electric; prior thereto,
                                                                                Senior Vice President of TU Electric.

J. S. Farrington       62             None               September 17, 1982    Chairman of the Board of the Company;
                                                                                prior thereto, Chairman of the Board and
                                                                                Chief Executive of the Company; other
                                                                                directorships: the Company.

H. Jarrell Gibbs       59           President               May 24, 1989       President of TU Electric; prior thereto,
                                                                                Vice President and Principal Financial
                                                                                Officer of the Company and President of
                                                                                TU Services; prior thereto, Executive
                                                                                Vice President of TU Electric; prior
                                                                                thereto, Executive Vice President of
                                                                                Texas Electric Service Division of TU
                                                                                Electric.

Michael J. McNally     42    President, Transmission     February 16, 1996     President, Transmission Division of TU
                                    Division                                    Electric; prior thereto, Executive Vice
                                                                                President of TU Electric; prior thereto,
                                                                                Principal of Enron Development
                                                                                Corporation; prior thereto, Managing
                                                                                Director of Industrial Services (Enron
                                                                                Capital and Trade Resources); President
                                                                                of Houston Pipe Line; President of Enron
                                                                                Gas Liquids, Inc; Vice President of
                                                                                Marketing for Houston Pipe Line Company.

Erle Nye               59         Chairman and           September 17, 1982    President and Chief Executive of the
                                 Chief Executive                                Company; other directorships: the Company.

W. M. Taylor           54     President, Generation         May 20, 1986       President, Generation Division of TU
                                    Division                                    Electric; prior thereto, Executive Vice
                                                                                President of TU Electric; prior thereto,
                                                                                President of Dallas Power Division of TU
                                                                                Electric.

E. L. Watson           62         Vice Chairman          February 20, 1987     Vice Chairman of TU Electric; prior
                                                                                thereto, Executive Vice President of TU
                                                                                Electric; prior thereto, Senior Vice
                                                                                President of TU Electric.

Directors of TU Electric receive no compensation in their capacity as Directors of TU Electric.

Identification of Executive Officers and business experience:

                                 POSITIONS AND OFFICES
                                PRESENTLY HELD (CURRENT       DATE FIRST ELECTED           BUSINESS EXPERIENCE
NAME OF OFFICER         AGE    TERM EXPIRES MAY 23, 1997)     TO PRESENT OFFICES         (PRECEEDING FIVE YEARS)
---------------         ---    --------------------------     ------------------         -----------------------
Erle Nye                 59           Chairman and             February 20, 1987    Same and President and Chief
                                    Chief Executive                                  Executive of the Company.

H. Jarrell Gibbs         59            President               February 16, 1996    President of TU Electric; prior thereto,
                                                                                     Vice President and Principal Financial
                                                                                     Officer of the Company and President of
                                                                                     TU Services; prior thereto, Executive
                                                                                     Vice President of TU Electric; prior
                                                                                     thereto, Executive Vice President of
                                                                                     Texas Electric Service Division of TU
                                                                                     Electric.

T. L. Baker              51    President, Electric Service     February 16, 1996    President, Electric Service Division of
                                        Division                                     TU Electric; prior thereto, Executive
                                                                                     Vice President of TU Electric; prior
                                                                                     thereto, Senior Vice President of TU
                                                                                     Electric.

Michael J. McNally       42      President, Transmission       February 16, 1996    President, Transmission Division of TU
                                        Division                                     Electric; prior thereto, Executive Vice
                                                                                     President of TU Electric; prior thereto,
                                                                                     Principal of Enron Development
                                                                                     Corporation; prior thereto, Managing
                                                                                     Director of Industrial Services (Enron
                                                                                     Capital and Trade Resources); President
                                                                                     of Houston Pipe Line; President of Enron
                                                                                     Gas Liquids, Inc.; Vice President of
                                                                                     Marketing for Houston Pipe Line Company.

W. M. Taylor             54    President, Generation Division  February 16, 1996    President, Generation Division of TU
                                                                                     Electric; prior thereto, Executive Vice
                                                                                     President of TU Electric; prior thereto,
                                                                                     President of Dallas Power Division of TU
                                                                                     Electric.

E. L. Watson             62            Vice Chairman           November 1, 1992     Vice Chairman of TU Electric; prior
                                                                                     thereto, Executive Vice President of TU
                                                                                     Electric; prior thereto, Senior Vice
                                                                                     President of TU Electric.


There is no family relationship between any of the above named Directors or Executive Officers.



            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     All required reports relating to changes in beneficial ownership have been timely filed except that, as a result of an administrative oversight, a Form 3 was not filed with the Securities and Exchange Commission on a timely basis for Robert S. Shapard, Treasurer and Assistant Secretary of TU Electric regarding his election as TU Electric's principal financial officer. Mr. Shapard owns none of TU Electric's equity securities.

ITEM 11.  EXECUTIVE COMPENSATION

THE COMPANY
-----------

     Information with respect to this item is found under the heading Executive Compensation of the Company in the definitive proxy statement to be filed by the Company with the Commission on or about April 1, 1997.

TU ELECTRIC
-----------

     TU Electric and its affiliates have paid or awarded compensation during the last three calendar years to the following Executive Officers for services in all capacities:

                           SUMMARY COMPENSATION TABLE

                                                    Annual Compensation           Long Term Compensation (3)
                                        ---------------------------------------   --------------------------
                                                                                    Awards         Payouts
                                                                                  ----------      ----------
       Name and                                                    Other Annual   Restricted                    All Other
       Principal                                                   Compensation     Stock           LTIP        Compensa-
       Position                  Year   Salary ($)   Bonus($)(2)        ($)       Awards ($)     Payouts ($)   tion ($) (4)
       ---------                 ----   ----------   -----------   ------------   ----------     -----------   ------------
Erle Nye,                        1996    723,333      185,000            -         351,500            0           117,908
Chairman of the Board            1995    679,167      140,000            -         266,000          25,602         87,810
and Chief Executive of           1994    618,750         0               -         217,000            0            67,275
TU Electric (1)

H. Jarrell Gibbs,                1996    321,250      113,000            -         189,500            0            53,203
President of                     1995    282,917       67,200            -         120,300           9,102         38,702
TU Electric                      1994    245,167       40,000            -          97,880            0            29,017

W. M. Taylor, President,         1996    312,500       83,500            -         156,625            0            49,530
Generation Division-             1995    282,917       64,700            -         117,800          10,809         38,278
TU Electric                      1994    249,333       40,000            -          97,880            0            30,333

T. L. Baker,                     1996    275,833       60,500            -         123,500            0            46,319
President, Electric Service      1995    261,667       44,900            -          93,500          11,947         34,465
Division-TU Electric             1994    245,833       25,000            -          80,000            0            28,183

Michael J. McNally,              1996    229,166       75,000            -         131,250            0            22,399
President, Transmission          1995    170,833         0               -            0               0              0
Division-TU Electric             1994       0            0               -            0               0              0

(1) Amounts reported in the table for Mr. Nye consist entirely of compensation paid by the Company.

(2) Amounts reported as Bonus in the Summary Compensation Table are attributable, beginning in 1995, to the named officer's participation in the Annual Incentive Plan (AIP). Officers of the Company and its subsidiaries with a title of Vice President or above are eligible to participate in the AIP. Under the terms of the AIP, target incentive awards ranging from 35% to 50% of base salary, and a maximum award of 100% of base salary, are established. The percentage of the target or the maximum actually awarded, if any, is dependent upon the attainment of per share net income goals established in advance by the Organization and Compensation Committee (Committee) as well as the Committee's evaluation of the participant's and the Company's performance. One-half of each such award is paid in cash and is reflected as Bonus in the Summary Compensation Table. Payment of the remainder of the award is deferred under the Deferred and Incentive Compensation Plan (DICP) discussed below.

(3) Amounts reported as Long-Term Compensation are attributable to the named officer's participation in the DICP. Officers of the Company and its subsidiaries with the title of Vice President or above are eligible to participate in the DICP. Participants in the DICP may defer a percentage of their base salary not to exceed a maximum percentage determined by the Committee for each Plan year and in any event not to exceed 15% of the participant's base salary. The Company makes a matching award (Matching Award) equal to 150% of the participant's deferred salary. In addition, one-half of any AIP award (Incentive Award) is deferred and invested under the DICP. The Matching Awards and Incentive Awards are subject to forfeiture under certain circumstances. Under the DICP, a trustee purchases Company common stock with an amount of cash equal to each participant's deferred salary, Matching Award and Incentive Award and accounts are established for each participant containing performance units (Units) equal to such number of common shares. DICP investments, including reinvested dividends, are restricted to Company common stock. On the expiration of the applicable maturity period (three years for the Incentive Awards and five years for deferred salary and Matching Awards) the values of the participant's accounts are paid in cash based upon the then current value of the Units; provided, however, that in no event will a participant's account be deemed to have a cash value which is less than the sum of such participant's deferred salary together with a 6% per annum (compounded annually) interest equivalent thereon. The maturity period is waived if the participant dies or becomes totally and permanently disabled and may be extended under certain circumstances.

     Salary deferred under the DICP is included in amounts reported as Salary in the Summary Compensation Table. Amounts shown in the table below represent the number of shares purchased under the DICP with such deferred salaries for 1996:

             LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

                                                    PERFORMANCE
                                                      OR OTHER
                                 NUMBER OF          PERIOD UNTIL
                             SHARES, UNITS OR        MATURATION
       NAME                  OTHER RIGHTS (#)        OR PAYOUT
       ----                  ----------------       ------------
       Erle Nye                    2,620              5 Years
       H. Jarrell Gibbs            1,203              5 Years
       W. M. Taylor                1,150              5 Years
       T. L. Baker                   991              5 Years
       Michael J. McNally            885              5 Years

     Incentive Awards and Matching Awards that have been made under the DICP are included under Restricted Stock Awards in the Summary Compensation Table. As a result of these awards, undistributed Incentive Awards and Matching Awards made under the Plan in prior years, and dividends reinvested thereon, the number and market value of such units at December 31, 1996 (each of which is equal to one share of common stock) held in the DICP accounts for Messrs. Nye, Gibbs, Taylor, Baker and McNally were 30,816 ($1,255,786), 14,113 ($575,142), 13,423 ($546,997), 11,455 ($466,831) and
     3,136 ($127,828), respectively.

     Amounts reported as LTIP Payouts in the Summary Compensation Table represent payouts maturing during such years of earnings on salary deferred under the DICP in prior years.

(4) Amounts reported as All Other Compensation are attributable to the named officer's participation in certain plans described hereinafter in this footnote:

     Under the Employees' Thrift Plan of the Texas Utilities Company System (Thrift Plan) all employees with at least six months of eligible service with the Company or any of its subsidiaries may invest up to 16% of their regular salary or wages in common stock of the Company, or in a variety of selected mutual funds. Under the Thrift Plan, the Company matches a portion of an employee's savings in an amount equal to 40%, 50% or 60% (depending on the employee's length of service) of the first 6% of such employee's savings. All matching amounts are invested in common stock of the Company. The amounts reported under All Other Compensation in the Summary Compensation Table includes these matching amounts which, for Messrs. Nye, Gibbs, Taylor, Baker and McNally totaled $5,400, $4,500, $5,400, $5,400 and $3,240, respectively, during 1996.

     The Company has a Salary Deferral Program (Program) under which each employee of the Company and its subsidiaries whose annual salary is equal to or greater than amount established under the Program ($91,740 for the Program Year beginning April 1996) may elect to defer a percentage of annual salary for a period of seven years, a period ending with the retirement of such employee, or for a combination thereof. Such deferrals may not exceed in the aggregate 10% of the employee's annual salary. Salary deferred under the program is included in amounts reported under Salary in the Summary Compensation Table. The Company makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of the salary deferred under the Program. The trustee for the Program distributes, at the end of the applicable maturity period, cash equal to the greater of the actual earnings of Program assets, or the average yield during the applicable maturity period of U.S. Treasury Notes with a maturity of ten years. The distribution of the amounts due under the Program are in a lump sum if the maturity period is seven years or, if the retirement option is elected, in twenty annual installments. The Company is financing the retirement portion of the Program through the purchase of corporate-owned life insurance on the lives of the participants. The proceeds from such insurance are expected to allow the Company to fully recover the cost of the retirement option. During 1996, matching awards, which are included under All Other Compensation in the Summary Compensation Table, were made for Messrs. Nye, Gibbs, Taylor, Baker and McNally in the amounts of $72,333, $32,125, $31,250, $27,583 and $17,083, respectively.

     Under the Split-Dollar Life Insurance Program of the Texas Utilities Company System (Insurance Program), split-dollar life insurance policies are purchased for officers of the Company and its subsidiaries with a title of Vice President or above, with a death benefit equal to four times their annual compensation. Effective in October 1996, new participants vest in the policies issued under the Insurance Program over a 5 year period. The Company pays the premiums for these policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments. Although the Insurance Program is terminable at any time, it is designed so that if it is continued, the Company will fully recover all of the insurance premium payments it has made either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of fifteen years of participation or the participant's attainment of age sixty-five. During 1996, the economic benefit derived by Messrs. Nye, Gibbs, Taylor, Baker and McNally from the term insurance coverage provided and the interest foregone on the remainder of the insurance premiums paid by the Company amounted to $40,175, $16,578, $12,880, $13,336 and $2,076, respectively.

                               PENSION PLAN TABLE

                               YEARS OF SERVICE
------------------------------------------------------------------------
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

     The Company and its subsidiaries maintain retirement plans (Plans) which are qualified under applicable provisions of the Internal Revenue Code of 1986, as amended (Code). Annual retirement benefits are computed as follows: for each year of accredited service up to a total of 40 years of service, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800 of the participant's average annual earnings during his or her three years of highest earnings. Amounts reported under Salary for the named officers in the Summary Compensation Table approximate earnings as defined by the Plans. Benefits paid under the Plans are not subject to any reduction for Social Security payments but are limited by provisions of the Code. The Company maintains a Supplemental Retirement Plan (Supplemental Plan) which provides for the payment of retirement benefits which would otherwise be limited by the Code or by the definition of earnings in the Plans. Under the Supplemental Plan, retirement benefits are calculated in accordance with the same formula used under the Plans, except that earnings also include AIP awards. (50% of the AIP award is reported under Bonus
for the named officers in the Summary Compensation Table).   As of February 28,
1997, years of accredited service under the plans for Messrs. Nye, Gibbs, Taylor, Baker and McNally were 34, 34, 29, 26 and 5 months, respectively. The above table illustrates the total annual benefit payable at retirement under the Plans and Supplemental Plan prior to any reduction for a contingent beneficiary option which may be selected by the participant.

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

     As a matter of policy, the Committee believes that levels of executive compensation should be based upon an evaluation of the performance of the Company and its officers generally, as well as in comparison to persons with comparable responsibilities in similar business enterprises. Compensation plans should align executive compensation with returns to shareholders with due consideration accorded to balancing both long-term and short-term objectives. The Committee has determined that, as a matter of policy to be implemented over time, the base salaries of the officers will be established at the median, or 50th percentile, of the top ten electric utilities in the United States and that opportunities for total direct compensation to reach the 75th percentile, or above, of such utilities will be provided through performance-based compensation plans. Such compensation principles and practices have allowed, and should continue to allow, the Company to attract, retain and motivate its key executives.

     In furtherance of these policies, a nationally recognized compensation consultant has been retained since 1994 to assist the Committee in its periodic reviews of compensation and benefits provided to officers. The consultant's prior recommendations, including the Annual Incentive Plan (referred to as AIP and described hereinafter and in footnote 2 to the Summary Compensation Table), as well as changes in life insurance coverage and retirement benefits, have generally been implemented. The consultant has recommended, and assisted the Committee in the development of, the Long-Term Incentive Compensation Plan (the Long-Term Plan) which has been approved by the Committee and the Board and which is being recommended to the shareholders for their approval.

     The compensation of the officers of the Company has consisted principally of base salaries, the opportunity to participate in the Deferred and Incentive Compensation Plan (referred to as the DICP and described in footnote 3 to the Summary Compensation Table) and the opportunity to earn an incentive award under the AIP. Benefits provided under the DICP and the AIP represent a substantial portion of officers' compensation, and the value of future payments under the DICP, as well as the value of the deferred portion of any award under the AIP, is directly related to the future performance of the Company's common stock. It is anticipated that performance-based incentive awards under the AIP, and, if it is approved by the Company's shareholders, the Long-Term Plan, will, in future years, constitute an increasing percentage of the officers' total compensation.

     The AIP is administered by the Committee and provides an objective framework within which annual Company and individual performance can be evaluated by the Committee. Depending on the results of such performance evaluations, and the attainment of the per share net income goals established in advance, the Committee may provide annual incentive compensation awards to eligible officers. The evaluation of each individual participant's performance is based upon the attainment of individual and business unit objectives. The Company's performance is evaluated, compared to the ten largest electric utilities and/or the electric utility industry, based upon its total return to shareholders and return on invested capital as well as other measures relating to competitiveness, service quality and employee safety. The combination of individual and Company performance results, together with the Committee's evaluation of the competitive level of compensation which is appropriate for such results, determines the amount, if any, actually awarded.

     As previously noted, the Committee and the Board have adopted, subject to shareholder approval, the Long-Term Plan. The Long-Term Plan is a comprehensive, stock-based incentive compensation plan under which all awards will be made in, or based on the value of the Company's common stock. The Committee believes that the Long-Term Plan is necessary in order to continue to be able to attract, motivate and retain officers and other key employees through stock-based compensation. The Long-Term Plan is designed such that the value of awards will be directly related to long-term returns to shareholders and the Plan will, thereby, constitute an appropriate component of the Company's overall compensation program.

     In establishing levels of executive compensation at its May 1996 meeting, the Committee reviewed various performance and compensation data including the performance measures under the AIP and the report of its compensation consultant. Information was also gathered from industry sources and other published and private materials which provided a basis for comparing the largest electric and gas utilities and other survey groups representing a large variety of business organizations. Included in the data considered was that in 1995, TU Electric, the Company's principal subsidiary, was the second largest electric utility in the United States as measured by megawatt hour sales and, compared to other electric utilities in the United States, was seventh in electric revenues, sixth in total assets, fourth in net generating capability, eighth in number of customers and eleventh in number of employees. This information provided a basis for comparing the Company with the largest electric and gas utilities, including companies generally comparable in size represented in the Moody's 24 utilities whose comparative investment return is depicted in the graph herein. Compensation amounts were established by the Committee based upon its subjective evaluation of Company and individual performance at levels consistent with the Committee's policy relating to total direct compensation.

     In May 1996, the Committee increased Mr. Nye's base salary as Chief Executive to an annual rate of $740,000, representing a $40,000, or 5.7%, increase over the amount established for Mr. Nye in May 1995. Based upon the Committee's evaluation of individual and Company performance, as called for by the AIP, the Committee also provided Mr. Nye with an AIP award of $370,000 compared to the prior year's award of $280,000. This level of compensation was established based upon the Committee's subjective evaluation of the information described in this report.

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

     Section 162(m) of the Code limits the deductibility of compensation which a publicly traded corporation provides to its most highly compensated officers.
As a general policy, the Company does not intend to provide compensation which is not deductible for federal income tax purposes. Awards under the AIP in 1996 and subsequent years, as well as awards under the Long-Term Plan, are expected to be fully deductible, and the DICP and the Salary Deferral Program have been amended to require the deferral of distributions of amounts earned in 1995 and subsequent years until the time when such amounts would be deductible. Awards provided under the AIP in 1995 and distributions under the DICP and the Salary Deferral Program which were earned in plan years prior to 1995, may not be fully deductible but such amounts are not expected to be material.

     Shareholder comments to the Committee are welcomed and should be addressed to the Corporate Secretary of the Company at the Company's offices.


                    ORGANIZATION AND COMPENSATION COMMITTEE

             JAMES A. MIDDLETON, CHAIR           MARGARET N. MAXEY
             BAYARD H. FRIEDMAN                  J. E. OESTERREICHER
             WILLIAM M. GRIFFIN                  CHARLES R. PERRY
             KERNEY LADAY                        HERBERT H. RICHARDSON

                               PERFORMANCE GRAPH

     The following graph compares the performance of the Company's common stock to the S&P 500 Index and to the Moody's 24 Utilities for the last five years. The graph assumes the investment of $100 at December 31, 1991 and that all dividends were reinvested. The amount of the investment at the end of each year is shown in the graph and in the table which follows.


                        [PERFORMANCE GRAPH APPEARS HERE]

                            CUMULATIVE TOTAL RETURNS


                            1991   1992   1993   1994   1995   1996
                            ----   ----   ----   ----   ----   ----
Texas Utilities              100    110    119     97    134    140
-------------------------------------------------------------------
S&P 500 Index                100    108    118    120    165    203
-------------------------------------------------------------------
Moody's 24 Utilities         100    105    115     98    129    131
-------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

THE COMPANY
-----------

     Information with respect to this item is found under the headings Beneficial Ownership of Common Stock of the Company in the definitive proxy statement to be filed by the Company with the Commission on or about April 1, 1997. Additional information with respect to Executive Officers of the Registrant is found at the end of Part I.

TU ELECTRIC
-----------
     Security ownership of certain beneficial owners at February 28, 1997:

                                                     AMOUNT AND NATURE  PERCENT
                    NAME AND ADDRESS                    OF BENEFICIAL     OF
 TITLE OF CLASS     OF BENEFICIAL OWNER                   OWNERSHIP      CLASS
 --------------     -------------------              -----------------  -------
Common Stock,       Texas Utilities Company          156,800,000 shares  100.0%
without par value,  Energy Plaza, 1601 Bryan Street  sole voting and
of TU Electric      Dallas, Texas 75201              investment power

     Security ownership of management at February 28 ,1997:

     The following lists the common stock of the Company owned by the Directors and Executive Officers of TU Electric. The named individuals have sole voting and investment power for the shares of common stock reported. Ownership of such common stock by the Directors and Executive Officers, individually and as a group, constituted less than 1% of the outstanding shares at February 28, 1997. None of the named individuals own any of the preferred stock of TU Electric or the preferred securities of any subsidiaries of TU Electric.

                                            NUMBER OF SHARES
                                  -----------------------------------

                                  BENEFICALLY   DEFERRED
         OFFICER                     OWNED       PLAN *        TOTALS
         -------                  -----------   --------      -------
     T. L. Baker                     3,012       16,544        19,556
     J. S. Farrington               19,365       50,961        70,326
     H. Jarrell Gibbs                7,032       19,340        26,372
     Michael J. McNally              5,462        4,084         9,546
     Erle Nye                       20,114       43,594        63,708
     W. M. Taylor                    8,304       18,703        27,007
     E. L. Watson                    6,225       15,333        21,558
                                    ------      -------       -------
     All Directors and Executive
     Officers as a group (7)        69,514      168,559       238,073
                                    ======      =======       =======
-----------------
* Share units held in deferred compensation accounts under the Deferred and Incentive Compensation Plan. Although this plan allows such units to be paid only in the form of cash, investments in such units create essentially the same investment stake in the performance of the Company's common stock as do investments in actual shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE COMPANY
-----------

     Information with respect to this item is found under the heading Beneficial Ownership of Common Stock of the Company in the definitive proxy statement to be filed by the Company with the Commission on or about April 1, 1997. Additional information with respect to Executive Officers of the Registrant is found at the end of Part I.

TU ELECTRIC
-----------
     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            PAGE
                                                                            ----

(a)  Documents filed as part of this Report:

THE COMPANY
-----------

     1. Financial Statements (included in Item 8, Financial Statements and Supplementary Data):
            Statements of Consolidated Income for each of the three years in the period ended December 31, 1996...........................30
            Statements of Consolidated Retained Earnings for each of the three years in the period ended December 31, 1996.............. 30
            Statements of Consolidated Cash Flows for each of the three years in the period ended December 31, 1996.....................31
            Consolidated Balance Sheets, December 31, 1996 and 1995...........32
            Notes to Consolidated Financial Statements........................38
            Statement of Responsibility.......................................63
            Independent Auditors' Report......................................65

TU ELECTRIC
-----------

     2. Financial Statements (included in Item 8, Financial Statements and Supplementary Data):
            Statements of Consolidated Income for each of the three years in the period ended December 31, 1996...........................34
            Statements of Consolidated Retained Earnings for each of the three years in the period ended December 31, 1996.......................34
            Statements of Consolidated Cash Flows for each of the
              three years in the period ended December 31, 1996...............35
            Consolidated Balance Sheets, December 31, 1996 and 1995...........36
            Notes to Consolidated Financial Statements........................38
            Statement of Responsibility.......................................64
            Independent Auditors' Report......................................66


     All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b)  Reports on Form 8-K:

     Reports on Form 8-K filed since September 30, 1996, are as follows:

THE COMPANY
-----------

     Date of Report                        Item Reported
     --------------                        -------------
     None.


TU ELECTRIC
-----------

     Date of Report                        Item Reported
     --------------                        -------------
     None.


(c) Exhibits:

THE COMPANY AND TU ELECTRIC
---------------------------

               PREVIOUSLY FILED*
               -----------------
            WITH
            FILE              AS
EXHIBITS   NUMBER           EXHIBIT            NUMBER           DATED
--------   ------           -------            ------           -----
2(a)      33-12391            2(a)    -   Amended and Restated Agreement and
                                          Plan of Merger, dated as of April 13,
                                          1996, among the Company, ENSERCH
                                          Corporation and TUC Holding Company.
3(a)      33-48880            4(a)    -   Restated Articles of Incorporation
                                          of the Company.
3(b)      33-48880            4(b)    -   Bylaws, as amended, of the Company.
3(c)      0-11442             3(a)    -   Restated Articles of Incorporation
          Form 10-K                       of TU Electric.
          (1993)
3(d)      33-64694            4(c)    -   Bylaws of TU Electric, as amended.
4(a)      2-90185             4(a)    -   Mortgage and Deed of Trust, dated as
                                          of December 1, 1983,  between TU
                                          Electric and Irving Trust Company
                                          (now The Bank of New York), Trustee.
4(a)(1)                               -   Supplemental Indentures to Mortgage
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

               PREVIOUSLY FILED*
               -----------------
            WITH
            FILE                AS
EXHIBITS   NUMBER             EXHIBIT          NUMBER           DATED
--------   ------             -------          ------           -----
          33-30141            4(a)-3  Twenty-second     January 1, 1989
          33-35614            4(a)-1  Twenty-third      August 1, 1989
          33-35614            4(a)-2  Twenty-fourth     November 1, 1989
          33-35614            4(a)-3  Twenty-fifth      December 1, 1989
          33-35614            4(a)-4  Twenty-six        February 1, 1990
          33-39493            4(a)-1  Twenty-seventh    September 1, 1990
          33-39493            4(a)-2  Twenty-eighth     October 1, 1990
          33-39493            4(a)-3  Twenty-ninth      October 1, 1990
          33-39493            4(a)-4  Thirtieth         March 1, 1991
          33-45104            4(a)-1  Thirty-first      May 1, 1991
          33-45104            4(a)-2  Thirty-second     July 1, 1991
          33-46293            4(a)-1  Thirty-third      February 1, 1992
          33-49710            4(a)-1  Thrity-fourth     April 1, 1992
          33-49710            4(a)-2  Thirty-fifth      April 1, 1992
          33-49710            4(a)-3  Thirty-sixth      June 1, 1992
          33-49710            4(a)-4  Thirty-seventh    June 1, 1992
          33-57576            4(a)-1  Thirty-eighth     August 1, 1992
          33-57576            4(a)-2  Thirty-ninth      October 1, 1992
          33-57576            4(a)-3  Fortieth          November 1, 1992
          33-57576            4(a)-4  Forty-first       December 1, 1992
          33-60528            4(a)-1  Forty-second      March 1, 1993
          33-64692            4(a)-1  Forty-third       April 1, 1993
          33-64692            4(a)-2  Forty-fourth      April 1, 1993
          33-64692            4(a)-3  Forty-fifth       May 1, 1993
          33-68100            4(a)-1  Forty-sixth       July 1, 1993
          33-68100            4(a)-3  Forty-seventh     October 1, 1993
          33-68100            4(a)-4  Forty-eighth      November 1, 1993
          33-68100            4(a)-5  Forty-ninth       May 1, 1994
          33-68100            4(a)-6  Fiftieth          May 1, 1994
          33-68100            4(a)-7  Fifty-first       August 1, 1994
          0-11442             99      Fifty-second      April 1, 1995
          Form 10-Q
          (Quarter ended
          March 31, 1995)
          0-11442             99      Fifty-third       June 1, 1995
          Form 10-Q
          (Quarter ended
          June 30, 1995)
          0-11442             4       Fifty-fourth      October 1, 1995
          Form 8-K (Dated
          September 26, 1995)
          0-11442             4(a)    Fifty-fifth       March 1, 1996
          Form 10-Q
          (Quarter ended
          March 31, 1996)
          0-11442             4(a)    Fifty-sixth       September 1, 1996
          Form 10-Q
          (Quarter ended
          September 30, 1996)
4(a)(2)                               Fifty-seventh     February 1, 1997
4(b)(1)                               -   Agreement to furnish certain debt
                                          instruments (the Company).
4(b)(2)                               -   Agreement to furnish certain debt
                                          instruments (TU Electric).

               PREVIOUSLY FILED*
               -----------------
            WITH
            FILE                AS
EXHIBITS   NUMBER             EXHIBIT          NUMBER           DATED
--------   ------             -------          ------           -----
4(c)      33-68104            4(b)-16 -   Deposit Agreement between TU Electric
                                          and Chemical Bank, dated as of January
                                          11, 1993.
4(d)      33-68104            4(b)-17 -   Deposit Agreement between TU Electric
                                          and Chemical Bank, dated as of August
                                          4, 1993.
4(e)      0-11442             4(e)    -   Deposit Agreement between TU Electric
          Form 10-K                       and Chemical Bank, dated as of October
           (1993)                         14, 1993.
4(f)      0-11442             4(f)    -   Indenture (For Unsecured Subordinated
          Form 10-K                       Debt Securities relating to Trust
          (1995)                          Securities), dated as of December 1,
                                          1995, between TU Electric and The
                                          Bank of New York, as Trustee.
4(g)      0-11442             4(g)    -   Amended and Restated Trust Agreement,
          Form 10-K                       dated as of December 12, 1995,
          (1995)                          between TU Electric, as Depositor,
                                          and The Bank of New York, The Bank of
                                          New York (Delaware) and  the
                                          Administrative Trustees thereunder,
                                          as Trustees for TU Electric Capital I.
4(h)      0-11442             4(h)    -   Guarantee Agreement with respect to TU
          Form 10-K                       Electric Capital I, dated as of
          (1995)                          December 12, 1995, between TU
                                          Electric, as Guarantor, and The Bank
                                          of New York, as Trustee.
4(i)      0-11442             4(i)    -   Agreement as to Expenses and
          Form 10-K                       Liabilities, dated as of December 12,
           (1995)                         1995, between TU Electric and TU
                                          Electric Capital I.
4(j)                                  -   Officer's Certificate, dated as of
                                          December 12, 1995, establishing
                                          the terms of the Junior Subordinated
                                          Debentures issued in connection with
                                          the preferred securities of TU
                                          Electric Capital I.
4(k)      0-11442             4(j)    -   Amended and Restated Trust Agreement,
          Form 10-K                       dated as of December 12, 1995,
          (1995)                          between TU Electric, as Depositor,
                                          and The Bank of New York, The Bank
                                          of New York (Delaware) and the
                                          Administrative Trustees thereunder, as
                                          Trustees for TU Electric Capital II.
4(l)      0-11442             4(k)    -   Guarantee Agreement with respect to TU
          Form 10-K                       Electric Capital II, dated as of
          (1995)                          December 12, 1995, between TU
                                          Electric, as Guarantor, and The Bank
                                          of New York, as Trustee.
4(m)      0-11442             4(l)    -   Agreement as to Expenses and
          Form 10-K                       Liabilities, dated as of December 12,
          (1995)                          1995, between TU Electric and TU
                                          Electric Capital II.
4(n)                                  -   Officer's Certificate, dated as of
                                          December 12, 1995, establishing the
                                          terms of the Junior Subordinated
                                          Debentures issued in connection with
                                          the preferred securities of TU
                                          Electric Capital II.
4(o)      0-11442             4(m)    -   Amended and Restated Trust Agreement,
          Form 10-K                       dated as of December 13, 1995,
          (1995)                          between TU Electric, as Depositor,
                                          and The Bank of New York, The Bank of
                                          New York (Delaware), and the
                                          Administrative Trustees thereunder, as
                                          Trustees for TU Electric Capital III.
4(p)      0-11442             4(n)    -   Guarantee Agreement with respect to TU
          Form 10-K                       Electric Capital III, dated as of
          (1995)                          December 13, 1995, between TU
                                          Electric, as Guarantor, and The Bank
                                          of New York, as Trustee.
4(q)      0-11442             4(o)    -   Agreement as to Expenses and
          Form 10-K                       Liabilities, dated as of December 13,
          (1995)                          1995, between TU Electric and TU
                                          Electric Capital III.
4(r)                                  -   Officer's Certificate, dated as of
                                          December 13, 1995, establishing the
                                          terms of the Junior Subordinated
                                          Debentures issued used in connection
                                          with the preferred securities of
                                          TU Electric Capital III.
4(s)                                  -   Amended and Restated Trust Agreement,
                                          dated as of January 30, 1997,
                                          between TU Electric, as Depositor,
                                          and The Bank of New York (Delaware),
                                          and the Administrative Trustee
                                          thereunder, as Trustees for TU
                                          Electric Capital IV.

               PREVIOUSLY FILED*
               -----------------
            WITH
            FILE                AS
EXHIBITS   NUMBER             EXHIBIT          NUMBER           DATED
--------   ------             -------          ------           -----

4(t)                                  -   Guarantee Agreement with respect to TU
                                          Electric Capital IV, dated as of
                                          January 30, 1997, between TU Electric,
                                          as Guarantor, and The Bank of New
                                          York, as Trustee.
4(u)                                  -   Agreement as to Expenses and
                                          Liabilities, dated as of January 30,
                                          1997, between TU Electric and TU
                                          Electric Capital IV.

4(v)                                  -   Officer's Certificate, dated as of
                                          January 30, 1997, establishing the
                                          terms of the Junior Subordinated
                                          Debentures issued used in connection
                                          with the preferred securities of TU
                                          Electric Capital IV.
4(w)                                  -   Amended and Restated Trust Agreement,
                                          dated as of January 30, 1997, between
                                          TU Electric, as Depositor, and The
                                          Bank of New York (Delaware), and the
                                          Administrative Trustee thereunder, as
                                          Trustees for TU Electric Capital V.
4(x)                                  -   Guarantee Agreement with respect to TU
                                          Electric Capital V, dated as of
                                          January 30, 1997, between TU Electric,
                                          as Guarantor, and The Bank of New
                                          York, as Trustee.
4(y)                                  -   Agreement as to Expenses and
                                          Liabilities, dated as of January 30,
                                          1997, between TU Electric and TU
                                          Electric Capital V.
4(z)                                  -   Officer's Certificate, dated as of
                                          January 30, 1997, establishing the
                                          terms of the Junior Subordinated
                                          Debentures issued in connection with
                                          the preferred securities of TU
                                          Electric Capital V.
10(a)**   1-3591              10(a)   -   Deferred and Incentive Compensation
          Form 10-Q                       Plan of the Texas Utilities Company
          (Quarter ended                  System, as amended January 1, 1995.
          June 30, 1995)
10(b)**   1-3591              10(f)   -   Salary Deferral Program of Texas
          Form 10-Q                       Utilities Company System as amended
          (Quarter ended                  January 1, 1995.
          June 30, 1995)
10(c)**   1-3591              10(c)   -   Restated Supplemental Retirement Plan
          Form 10-Q                       for Employees of the Texas Utilities
          (Quarter ended                  Company System, as restated effective
          June 30, 1995)                  January 1, 1995.
10(d)**   1-3591              10(b)   -   Deferred Compensation Plan for Outside
          Form 10-Q                       Directors of the Company, effective as
          (Quarter ended                  of July 1, 1995.
          June 30, 1995)
10(e)**   1-3591              10(d)   -   Annual Incentive Plan of the Texas
          Form 10-Q                       Utilities Company System, dated as of
          (Quarter ended                  May 19, 1995.
          June 30, 1995)
10(f)**   1-3591              10(e)   -   Management Transition Agreement, dated
          Form 10-Q                       as of May 19, 1995 between the Company
          (Quarter ended                  and J. S. Farrington.
          June 30, 1995)
12(a)                                 -   Computation of Ratio of Earnings to
                                          Fixed Charges for the Company.
12(b)                                 -   Computation of Ratio of Earnings to
                                          Fixed Charges, and to Fixed Charges
                                          and Preferred Dividends for TU
                                          Electric.
21                                    -   Subsidiaries of the Company.
23(a)                                 -   Consent of Counsel to the Company.
23(b)                                 -   Consent of Counsel to TU Electric.
23(c)                                 -   Independent Auditor's Consent for the
                                          Company.

               PREVIOUSLY FILED*
               -----------------
            WITH
            FILE                AS
EXHIBITS   NUMBER             EXHIBIT          NUMBER           DATED
--------   ------             -------          ------           -----

23(d)                                 -   Independent Auditor's Consent for TU
                                          Electric.
27(a)                                 -   Financial Data Schedule for the
                                          Company.
27(b)                                 -   Financial Data Schedule for TU
                                          Electric.

99(a)     1-3591              28(b)   -   Agreement, dated as of February 12,
          Form 10-K                       1988, between TU Electric and Texas
          (1987)                          Municipal Power Agency.
99(b)     33-55408            99(a)   -   Agreement, dated as July 5, 1988,
                                          between TU Electric and Electric and
                                          Tex-La Electric Cooperative of Texas,
                                          Inc.
99(d)     33-59988            2       -   Agreement and plan of merger, dated as
                                          of January 25, 1993, by and among the
                                          Company, TUA, Inc., and Southwestern
                                          Electric Service Company.
99(e)     33-23532            4(c)(i) -   Trust Indenture, Security Agreement
                                          and Mortgage, dated as of December 1,
                                          1987, as supplemented by Supplement
                                          No. 1 thereto dated as of May 1, 1988
                                          among the Lessor, TU Electric and the
                                          Trustee.
99(f)     33-24089            4(c)-1  -   Supplement No. 2 to Trust Indenture,
                                          Security Agreement and Mortgage, dated
                                          as of August 1, 1988.
99(g)     33-24089            4(e)-1  -   Supplement No. 3 to Trust Indenture,
                                          Security Agreement and Mortgage, dated
                                          as of August 1, 1988.
99(h)     0-11442             99(c)   -   Supplement No. 4 to Trust Indenture,
          Form 10-Q                       Security Agreement and Mortgage,
          (Quarter ended                  including form of Secured Facility
          June 30,1993)                   Bond, 1993 Series.
99(i)     33-23532            4(d)    -   Lease Agreement, dated as of December
                                          1, 1987 between the Lessor and TU
                                          Electric as supplemented by Supplement
                                          No. 1 thereto dated as of May 20, 1988
                                          between the Lessor and TU Electric.
99(j)     33-24089            4(f)    -   Lease Agreement Supplement No. 2,
                                          dated as of August 18, 1988.
99(k)     33-24089            4(f)-1  -   Lease Agreement Supplement No. 3,
                                          dated as of August 25, 1988.
99(l)     33-63434            4(d)(iv)-   Lease Agreement Supplement No. 4,
                                          dated as of December 1, 1988.
99(m)     33-63434            4(d)(v) -   Lease Agreement Supplement No. 5,
                                          dated as of June 1, 1989.
99(n)     0-11442             99(d)   -   Lease Agreement Supplement No. 6,
          Form 10-Q                       dated as of July 1, 1993.
          (Quarter ended
          June 30,1993)
99(o)     33-23532            4(e)    -   Participation Agreement dated as of
                                          December 1, 1987, as amended by a
                                          Consent to Amendment of the
                                          Participation Agreement, dated as of
                                          May 20, 1988, each among the Lessor,
                                          the Trustee, the Owner Participant,
                                          certain banking institutions, Capcorp,
                                          Inc. and TU Electric.
99(p)     33-24089            4(g)    -   Consent to Amendment of the
                                          Participation Agreement, dated as of
                                          August 18, 1988.
99(q)     33-24089            4(g)-1  -   Supplement No. 1 to the Participation
                                          Agreement, dated as of August 18,
                                          1988.
99(r)     33-24089            4(g)-2  -   Supplement No. 2 to the Participation
                                          Agreement, dated as of August 18,
                                          1988.
99(s)     33-63434            4(e)(v) -   Supplement No. 3 to the Participation
                                          Agreement, dated as of December 1,
                                          1988.

               PREVIOUSLY FILED*
               -----------------
            WITH
            FILE                AS
EXHIBITS   NUMBER             EXHIBIT          NUMBER           DATED
--------   ------             -------          ------           -----

99(t)     0-11442             99(e)   -   Supplement No. 4 to the Participation
          Form 10-Q                       Agreement, dated as of June 17, 1993.
          (Quarter ended
          June 30, 1993)
99(u)     0-11442             99(t)   -   Competitive Advance and Revolving
          Form 10-Q                       Credit Facility Agreement, "Facility
          (Quarter ended                  A", dated as of April 29, 1994, among
          September 31, 1994)             the Company, TU Electric, certain
                                          banks and Chemical Bank, Agent
                                          (Facility A).
99(v)     0-11442             99(a)   -   Amendment, dated as of April 28, 1995,
          Form 10-Q                       to Facility A.
          (Quarter ended
          March 31, 1995)
99(w)     0-11442              99(w)   -  Second Amendment, dated as of November
          Form 10-K                       24, 1995, to Facility A.
          (1995)
99(x)     0-11442             99(u)   -   Competitive Advance and Revolving
          Form 10-Q                       Credit Facility Agreement, "Facility
          (Quarter ended                  B", dated as of April 29, 1994, among
          September 31, 1994)             the Company, TU Electric, certain
                                          banks and Chemical Bank, Agent
                                          (Facility B).
99(y)     0-11442             99(b)   -   Amendment, dated as of April 28, 1995,
          Form 10-Q                       to Facility B.
          (Quarter ended
          March 31, 1995)
99(z)     0-11442             99(z)   -   Second Amendment, dated as of November
          Form 10-K                       24, 1995, to Facility B.
          (1995)
99(aa)    0-11442             99(v)   -   Credit Agreement, dated as of February
          Form 10-K                       24, 1995, among TU Electric, Bank of
          (1994)                          America and The Bank of New York.
99(bb)    0-11442             99(bb)  -   Competitive Advance and Revolving
          Form 10-K                       Credit Facility Agreement, dated as of
          (1995)                          November 22, 1995, among the Company
                                          and Chemical Bank and Texas Commerce
                                          Bank National Association, as Agents.
99(cc)    0-11442             99(a)   -   Amended and Restated Competitive
          Form 10-Q                       Advance and Revolving Credit Facility
          (Quarter ended                  Agreement, Facility A, dated as of
          March 31, 1996)                 April 26, 1996, among the Company, TU
                                          Electric, certain banks, Chemical Bank
                                          and Texas Commerce Bank National
                                          Association, as Agents.
99(dd)    0-11442              99(b)   -  Amended and Restated Term Loan and
          Form 10-Q                       Competitive Advance and Revolving
          (Quarter ended                  Credit Facility Agreement, Facilities
          March 31, 1996)                 B and C, dated as of April 26, 1996,
                                          among the Company, TU Electric,
                                          certain banks, and Chemical Bank and
                                          Texas Commerce Bank National
                                          Association, as Agents.
99(ee)    0-11442              4(b)    -  Supplement No. 1, dated October 25,
          Form 10-Q                       1995, to Trust Indenture, Security
          (Quarter ended                  Agreement and Mortgage, dated as of
          March 31, 1996)                 December 1, 1989, among the Owner
                                          Trustee, TU Electric and the Indenture
                                          Trustee.

               PREVIOUSLY FILED*
               -----------------
            WITH
            FILE                AS
EXHIBITS   NUMBER             EXHIBIT          NUMBER           DATED
--------   ------             -------          ------           -----

99(ff)    0-11442             4(c)    -   Supplement No. 1, dated October 19,
          Form 10-Q                       1995, to Amended and Restated
          (Quarter ended                  Participation Agreement, dated as of
          March 31, 1996)                 November 28, 1989, among the Owner
                                          Trustee, The First National Bank of
                                          Chicago, as Original Indenture
                                          Trustee, the Indenture Trustee, the
                                          Owner Participant, Mesquite Power
                                          Corporation and TU Electric.
___________________
*    Incorporated herein by reference.
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to item 14(c) of Form 10-K.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, TEXAS UTILITIES COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        TEXAS UTILITIES COMPANY

  Date:    March 12, 1997               By: /s/      J. S. FARRINGTON
                                           -------------------------------------
                                              (J. S. FARRINGTON, CHAIRMAN OF
                                                         THE BOARD)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERONS ON BEHALF OF TEXAS UTILITIES COMPANY AND IN THE CAPACITIES AND ON THE DATE INDICATED.

            SIGNATURE                    TITLE                   DATE
            ---------                    -----                   ----

/s/   J. S. FARRINGTON          Chairman of the Board
-------------------------------
  (J. S. FARRINGTON, CHAIRMAN
        OF THE BOARD)


/s/        ERLE NYE             Principal Executive Officer
-------------------------------   and Director
   (ERLE NYE, PRESIDENT AND
       CHIEF EXECUTIVE)


/s/     PETER B. TINKHAM        Principal Financial Officer
-------------------------------
 (PETER B. TINKHAM, TREASURER
   AND ASSISTANT SECRETARY)


/s/      MARC D. MOSELEY        Principal Accounting Officer
-------------------------------
   (MARC D. MOSELEY, ACTING
           CONTROLLER)


/s/     BAYARD H. FRIEDMAN      Director
-------------------------------
       (BAYARD H. FRIEDMAN)


/s/     WILLIAM M. GRIFFIN      Director                        March 12, 1997
-------------------------------
       (WILLIAM M. GRIFFIN)


/s/        KERNEY LADAY         Director
-------------------------------
          (KERNEY LADAY)


/s/      MARGARET N. MAXEY      Director
-------------------------------
        (MARGARET N. MAXEY)


/s/      JAMES A. MIDDLETON     Director
-------------------------------
        (JAMES A. MIDDLETON)


/s/     J. E. OESTERREICHER     Director
-------------------------------
       (J. E. OESTERREICHER)


/s/      CHARLES R. PERRY       Director
-------------------------------
        (CHARLES R. PERRY)


/s/    HERBERT H. RICHARDSON    Director
-------------------------------
      (HERBERT H. RICHARDSON)

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, TEXAS UTILITIES COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        TEXAS UTILITIES ELECTRIC COMPANY


Date:   March 12, 1997                  By: /s/          ERLE NYE
                                           -------------------------------------
                                           (ERLE NYE, CHAIRMAN OF THE BOARD AND
                                                      CHIEF EXECUTIVE)


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


            SIGNATURE                    TITLE                   DATE
            ---------                    -----                   ----

/s/       ERLE NYE              Principal Executive
-------------------------------   Officer and Director
  (ERLE NYE, CHAIRMAN OF THE
   BOARD AND CHIEF EXECUTIVE)


/s/    ROBERT S. SHAPARD        Principal Financial Officer
-------------------------------
(ROBERT S. SHAPARD, TREASURER
   AND ASSISTANT SECRETARY)


/s/     MARC D. MOSELEY         Principal Accounting Officer
-------------------------------
   (MARC D. MOSELEY, ACTING
          CONTROLLER)


/s/       T. L. BAKER           Director
-------------------------------
         (T. L. BAKER)


/s/     J. S. FARRINGTON        Director                        March 12, 1997
-------------------------------
        (J.S. FARRINGTON)


/s/     H. JARRELL GIBBS        Director
-------------------------------
       (H. JARRELL GIBBS)


/s/    MICHAEL J. MCNALLY       Director
-------------------------------
      (MICHAEL J. MCNALLY)


/s/       W. M. TAYLOR          Director
-------------------------------
         (W. M. TAYLOR)


/s/       E. L. WATSON          Director
-------------------------------
         (E. L. WATSON)

                               INDEX TO EXHIBITS


THE COMPANY AND TU ELECTRIC
---------------------------

               PREVIOUSLY FILED*
               -----------------
            WITH
            FILE              AS
EXHIBITS   NUMBER           EXHIBIT            NUMBER           DATED
--------   ------           -------            ------           -----
2(a)      33-12391            2(a)    -   Amended and Restated Agreement and
                                          Plan of Merger, dated as of April 13,
                                          1996, among the Company, ENSERCH
                                          Corporation and TUC Holding Company.
3(a)      33-48880            4(a)    -   Restated Articles of Incorporation
                                          of the Company.
3(b)      33-48880            4(b)    -   Bylaws, as amended, of the Company.
3(c)      0-11442             3(a)    -   Restated Articles of Incorporation
          Form 10-K                       of TU Electric.
          (1993)
3(d)      33-64694            4(c)    -   Bylaws of TU Electric, as amended.
4(a)      2-90185             4(a)    -   Mortgage and Deed of Trust, dated as
                                          of December 1, 1983,  between TU
                                          Electric and Irving Trust Company
                                          (now The Bank of New York), Trustee.
4(a)(1)                               -   Supplemental Indentures to Mortgage
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

               PREVIOUSLY FILED*
               -----------------
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
          33-68100            4(a)-1  Forty-sixth       July 1, 1993
          33-68100            4(a)-3  Forty-seventh     October 1, 1993
          33-68100            4(a)-4  Forty-eighth      November 1, 1993
          33-68100            4(a)-5  Forty-ninth       May 1, 1994
          33-68100            4(a)-6  Fiftieth          May 1, 1994
          33-68100            4(a)-7  Fifty-first       August 1, 1994
          0-11442             99      Fifty-second      April 1, 1995
          Form 10-Q
          (Quarter ended
          March 31, 1995)
          0-11442             99      Fifty-third       June 1, 1995
          Form 10-Q
          (Quarter ended
          June 30, 1995)
          0-11442             4       Fifty-fourth      October 1, 1995
          Form 8-K (Dated
          September 26, 1995)
          0-11442             4(a)    Fifty-fifth       March 1, 1996
          Form 10-Q
          (Quarter ended
          March 31, 1996)
          0-11442             4(a)    Fifty-sixth       September 1, 1996
          Form 10-Q
          (Quarter ended
          September 30, 1996)
4(a)(2)                               Fifty-seventh     February 1, 1997
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
4(e)      0-11442             4(e)    -   Deposit Agreement between TU Electric
          Form 10-K                       and Chemical Bank, dated as of October
           (1993)                         14, 1993.
4(f)      0-11442             4(f)    -   Indenture (For Unsecured Subordinated
          Form 10-K                       Debt Securities relating to Trust
          (1995)                          Securities), dated as of December 1,
                                          1995, between TU Electric and The
                                          Bank of New York, as Trustee.
4(g)      0-11442             4(g)    -   Amended and Restated Trust Agreement,
          Form 10-K                       dated as of December 12, 1995,
          (1995)                          between TU Electric, as Depositor,
                                          and The Bank of New York, The Bank of
                                          New York (Delaware) and  the
                                          Administrative Trustees thereunder,
                                          as Trustees for TU Electric Capital I.
4(h)      0-11442             4(h)    -   Guarantee Agreement with respect to TU
          Form 10-K                       Electric Capital I, dated as of
          (1995)                          December 12, 1995, between TU
                                          Electric, as Guarantor, and The Bank
                                          of New York, as Trustee.

               PREVIOUSLY FILED*
               -----------------
            WITH
            FILE                AS
EXHIBITS   NUMBER             EXHIBIT          NUMBER           DATED
--------   ------             -------          ------           -----

4(i)      0-11442             4(i)    -   Agreement as to Expenses and
          Form 10-K                       Liabilities, dated as of December 12,
           (1995)                         1995, between TU Electric and TU
                                          Electric Capital I.
4(j)                                  -   Officer's Certificate, dated as of
                                          December 12, 1995, establishing
                                          the terms of the Junior Subordinated
                                          Debentures issued in connection with
                                          the preferred securities of TU
                                          Electric Capital I.
4(k)      0-11442             4(j)    -   Amended and Restated Trust Agreement,
          Form 10-K                       dated as of December 12, 1995,
          (1995)                          between TU Electric, as Depositor,
                                          and The Bank of New York, The Bank
                                          of New York (Delaware) and the
                                          Administrative Trustees thereunder, as
                                          Trustees for TU Electric Capital II.
4(l)      0-11442             4(k)    -   Guarantee Agreement with respect to TU
          Form 10-K                       Electric Capital II, dated as of
          (1995)                          December 12, 1995, between TU
                                          Electric, as Guarantor, and The Bank
                                          of New York, as Trustee.
4(m)      0-11442             4(l)    -   Agreement as to Expenses and
          Form 10-K                       Liabilities, dated as of December 12,
          (1995)                          1995, between TU Electric and TU
                                          Electric Capital II.
4(n)                                  -   Officer's Certificate, dated as of
                                          December 12, 1995, establishing the
                                          terms of the Junior Subordinated
                                          Debentures issued in connection with
                                          the preferred securities of TU
                                          Electric Capital II.
4(o)      0-11442             4(m)    -   Amended and Restated Trust Agreement,
          Form 10-K                       dated as of December 13, 1995,
          (1995)                          between TU Electric, as Depositor,
                                          and The Bank of New York, The Bank of
                                          New York (Delaware), and the
                                          Administrative Trustees thereunder, as
                                          Trustees for TU Electric Capital III.
4(p)      0-11442             4(n)    -   Guarantee Agreement with respect to TU
          Form 10-K                       Electric Capital III, dated as of
          (1995)                          December 13, 1995, between TU
                                          Electric, as Guarantor, and The Bank
                                          of New York, as Trustee.
4(q)      0-11442             4(o)    -   Agreement as to Expenses and
          Form 10-K                       Liabilities, dated as of December 13,
          (1995)                          1995, between TU Electric and TU
                                          Electric Capital III.
4(r)                                  -   Officer's Certificate, dated as of
                                          December 13, 1995, establishing the
                                          terms of the Junior Subordinated
                                          Debentures issued used in connection
                                          with the preferred securities of
                                          TU Electric Capital III.
4(s)                                  -   Amended and Restated Trust Agreement,
                                          dated as of January 30, 1997,
                                          between TU Electric, as Depositor,
                                          and The Bank of New York (Delaware),
                                          and the Administrative Trustee
                                          thereunder, as Trustees for TU
                                          Electric Capital IV.
4(t)                                  -   Guarantee Agreement with respect to TU
                                          Electric Capital IV, dated as of
                                          January 30, 1997, between TU Electric,
                                          as Guarantor, and The Bank of New
                                          York, as Trustee.
4(u)                                  -   Agreement as to Expenses and
                                          Liabilities, dated as of January 30,
                                          1997, between TU Electric and TU
                                          Electric Capital IV.
4(v)                                  -   Officer's Certificate, dated as of
                                          January 30, 1997, establishing the
                                          terms of the Junior Subordinated
                                          Debentures issued used in connection
                                          with the preferred securities of TU
                                          Electric Capital IV.
4(w)                                  -   Amended and Restated Trust Agreement,
                                          dated as of January 30, 1997, between
                                          TU Electric, as Depositor, and The
                                          Bank of New York (Delaware), and the
                                          Administrative Trustee thereunder, as
                                          Trustees for TU Electric Capital V.
4(x)                                  -   Guarantee Agreement with respect to TU
                                          Electric Capital V, dated as of
                                          January 30, 1997, between TU Electric,
                                          as Guarantor, and The Bank of New
                                          York, as Trustee.
4(y)                                  -   Agreement as to Expenses and
                                          Liabilities, dated as of January 30,
                                          1997, between TU Electric and TU
                                          Electric Capital V.

               PREVIOUSLY FILED*
               -----------------
            WITH
            FILE                AS
EXHIBITS   NUMBER             EXHIBIT          NUMBER           DATED
--------   ------             -------          ------           -----

4(z)                                  -   Officer's Certificate, dated as of
                                          January 30, 1997, establishing the
                                          terms of the Junior Subordinated
                                          Debentures issued in connection with
                                          the preferred securities of TU
                                          Electric Capital V.
10(a)**   1-3591              10(a)   -   Deferred and Incentive Compensation
          Form 10-Q                       Plan of the Texas Utilities Company
          (Quarter ended                  System, as amended January 1, 1995.
          June 30, 1995)
10(b)**   1-3591              10(f)   -   Salary Deferral Program of Texas
          Form 10-Q                       Utilities Company System as amended
          (Quarter ended                  January 1, 1995.
          June 30, 1995)
10(c)**   1-3591              10(c)   -   Restated Supplemental Retirement Plan
          Form 10-Q                       for Employees of the Texas Utilities
          (Quarter ended                  Company System, as restated effective
          June 30, 1995)                  January 1, 1995.
10(d)**   1-3591              10(b)   -   Deferred Compensation Plan for Outside
          Form 10-Q                       Directors of the Company, effective as
          (Quarter ended                  of July 1, 1995.
          June 30, 1995)
10(e)**   1-3591              10(d)   -   Annual Incentive Plan of the Texas
          Form 10-Q                       Utilities Company System, dated as of
          (Quarter ended                  May 19, 1995.
          June 30, 1995)
10(f)**   1-3591              10(e)   -   Management Transition Agreement, dated
          Form 10-Q                       as of May 19, 1995 between the Company
          (Quarter ended                  and J. S. Farrington.
          June 30, 1995)
12(a)                                 -   Computation of Ratio of Earnings to
                                          Fixed Charges for the Company.
12(b)                                 -   Computation of Ratio of Earnings to
                                          Fixed Charges, and to Fixed Charges
                                          and Preferred Dividends for TU
                                          Electric.
21                                    -   Subsidiaries of the Company.
23(a)                                 -   Consent of Counsel to the Company.
23(b)                                 -   Consent of Counsel to TU Electric.
23(c)                                 -   Independent Auditor's Consent for the
                                          Company.
23(d)                                 -   Independent Auditor's Consent for TU
                                          Electric.
27(a)                                 -   Financial Data Schedule for the
                                          Company.
27(b)                                 -   Financial Data Schedule for TU
                                          Electric.

99(a)     1-3591              28(b)   -   Agreement, dated as of February 12,
          Form 10-K                       1988, between TU Electric and Texas
          (1987)                          Municipal Power Agency.
99(b)     33-55408            99(a)   -   Agreement, dated as July 5, 1988,
                                          between TU Electric and Electric and
                                          Tex-La Electric Cooperative of Texas,
                                          Inc.
99(d)     33-59988            2       -   Agreement and plan of merger, dated as
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

               PREVIOUSLY FILED*
               -----------------
            WITH
            FILE                AS
EXHIBITS   NUMBER             EXHIBIT          NUMBER           DATED
--------   ------             -------          ------           -----

99(f)     33-24089            4(c)-1  -   Supplement No. 2 to Trust Indenture,
                                          Security Agreement and Mortgage, dated
                                          as of August 1, 1988.
99(g)     33-24089            4(e)-1  -   Supplement No. 3 to Trust Indenture,
                                          Security Agreement and Mortgage, dated
                                          as of August 1, 1988.
99(h)     0-11442             99(c)   -   Supplement No. 4 to Trust Indenture,
          Form 10-Q                       Security Agreement and Mortgage,
          (Quarter ended                  including form of Secured Facility
          June 30,1993)                   Bond, 1993 Series.
99(i)     33-23532            4(d)    -   Lease Agreement, dated as of December
                                          1, 1987 between the Lessor and TU
                                          Electric as supplemented by Supplement
                                          No. 1 thereto dated as of May 20, 1988
                                          between the Lessor and TU Electric.
99(j)     33-24089            4(f)    -   Lease Agreement Supplement No. 2,
                                          dated as of August 18, 1988.
99(k)     33-24089            4(f)-1  -   Lease Agreement Supplement No. 3,
                                          dated as of August 25, 1988.
99(l)     33-63434            4(d)(iv)-   Lease Agreement Supplement No. 4,
                                          dated as of December 1, 1988.
99(m)     33-63434            4(d)(v) -   Lease Agreement Supplement No. 5,
                                          dated as of June 1, 1989.
99(n)     0-11442             99(d)   -   Lease Agreement Supplement No. 6,
          Form 10-Q                       dated as of July 1, 1993.
          (Quarter ended
          June 30,1993)
99(o)     33-23532            4(e)    -   Participation Agreement dated as of
                                          December 1, 1987, as amended by a
                                          Consent to Amendment of the
                                          Participation Agreement, dated as of
                                          May 20, 1988, each among the Lessor,
                                          the Trustee, the Owner Participant,
                                          certain banking institutions, Capcorp,
                                          Inc. and TU Electric.
99(p)     33-24089            4(g)    -   Consent to Amendment of the
                                          Participation Agreement, dated as of
                                          August 18, 1988.
99(q)     33-24089            4(g)-1  -   Supplement No. 1 to the Participation
                                          Agreement, dated as of August 18,
                                          1988.
99(r)     33-24089            4(g)-2  -   Supplement No. 2 to the Participation
                                          Agreement, dated as of August 18,
                                          1988.
99(s)     33-63434            4(e)(v) -   Supplement No. 3 to the Participation
                                          Agreement, dated as of December 1,
                                          1988.
99(t)     0-11442             99(e)   -   Supplement No. 4 to the Participation
          Form 10-Q                       Agreement, dated as of June 17, 1993.
          (Quarter ended
          June 30, 1993)
99(u)     0-11442             99(t)   -   Competitive Advance and Revolving
          Form 10-Q                       Credit Facility Agreement, "Facility
          (Quarter ended                  A", dated as of April 29, 1994, among
          September 31, 1994)             the Company, TU Electric, certain
                                          banks and Chemical Bank, Agent
                                          (Facility A).
99(v)     0-11442             99(a)   -   Amendment, dated as of April 28, 1995,
          Form 10-Q                       to Facility A.
          (Quarter ended
          March 31, 1995)
99(w)     0-11442              99(w)   -  Second Amendment, dated as of November
          Form 10-K                       24, 1995, to Facility A.
          (1995)

               PREVIOUSLY FILED*
               -----------------
            WITH
            FILE                AS
EXHIBITS   NUMBER             EXHIBIT          NUMBER           DATED
--------   ------             -------          ------           -----

99(x)     0-11442             99(u)   -   Competitive Advance and Revolving
          Form 10-Q                       Credit Facility Agreement, "Facility
          (Quarter ended                  B", dated as of April 29, 1994, among
          September 31, 1994)             the Company, TU Electric, certain
                                          banks and Chemical Bank, Agent
                                          (Facility B).
99(y)     0-11442             99(b)   -   Amendment, dated as of April 28, 1995,
          Form 10-Q                       to Facility B.
          (Quarter ended
          March 31, 1995)
99(z)     0-11442             99(z)   -   Second Amendment, dated as of November
          Form 10-K                       24, 1995, to Facility B.
          (1995)
99(aa)    0-11442             99(v)   -   Credit Agreement, dated as of February
          Form 10-K                       24, 1995, among TU Electric, Bank of
          (1994)                          America and The Bank of New York.
99(bb)    0-11442             99(bb)  -   Competitive Advance and Revolving
          Form 10-K                       Credit Facility Agreement, dated as of
          (1995)                          November 22, 1995, among the Company
                                          and Chemical Bank and Texas Commerce
                                          Bank National Association, as Agents.
99(cc)    0-11442             99(a)   -   Amended and Restated Competitive
          Form 10-Q                       Advance and Revolving Credit Facility
          (Quarter ended                  Agreement, Facility A, dated as of
          March 31, 1996)                 April 26, 1996, among the Company, TU
                                          Electric, certain banks, Chemical Bank
                                          and Texas Commerce Bank National
                                          Association, as Agents.
99(dd)    0-11442              99(b)   -  Amended and Restated Term Loan and
          Form 10-Q                       Competitive Advance and Revolving
          (Quarter ended                  Credit Facility Agreement, Facilities
          March 31, 1996)                 B and C, dated as of April 26, 1996,
                                          among the Company, TU Electric,
                                          certain banks, and Chemical Bank and
                                          Texas Commerce Bank National
                                          Association, as Agents.
99(ee)    0-11442              4(b)    -  Supplement No. 1, dated October 25,
          Form 10-Q                       1995, to Trust Indenture, Security
          (Quarter ended                  Agreement and Mortgage, dated as of
          March 31, 1996)                 December 1, 1989, among the Owner
                                          Trustee, TU Electric and the Indenture
                                          Trustee.
99(ff)    0-11442             4(c)    -   Supplement No. 1, dated October 19,
          Form 10-Q                       1995, to Amended and Restated
          (Quarter ended                  Participation Agreement, dated as of
          March 31, 1996)                 November 28, 1989, among the Owner
                                          Trustee, The First National Bank of
                                          Chicago, as Original Indenture
                                          Trustee, the Indenture Trustee, the
                                          Owner Participant, Mesquite Power
                                          Corporation and TU Electric.
___________________
*    Incorporated herein by reference.
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to item 14(c) of Form 10-K.