Form 10-Q
period 1997-03-31
TEXAS UTILITIES CO; TEXAS UTILITIES ELECTRIC CO
filed 1997-05-15
CIK 97561, 710182

================================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                        ----------------------------

                                  FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                  -- OR --

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                        ----------------------------

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

                        ----------------------------

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

COMMON STOCK OUTSTANDING AT APRIL 30, 1997:
Texas Utilities Company: 224,602,557 shares, without par value.
Texas Utilities Electric Company: 156,800,000 shares, without par value.


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


================================================================================

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                                                               PAGE
                                                                                                             ----
   Item 1. Financial Statements

       TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                                Condensed Statements of Consolidated Income
                                Three and Twelve Months Ended March 31, 1997 and 1996 . . . . . . . . .        3

                                Condensed Statements of Consolidated Cash Flows
                                Three Months Ended March 31, 1997 and 1996  . . . . . . . . . . . . . .        4

                                Condensed Consolidated Balance Sheets
                                March 31, 1997 and December 31, 1996  . . . . . . . . . . . . . . . . .        5


       TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES

                                Condensed Statements of Consolidated Income
                                Three and Twelve Months Ended March 31, 1997 and 1996 . . . . . . . . .        7

                                Condensed Statements of Consolidated Cash Flows
                                Three Months Ended March 31, 1997 and 1996  . . . . . . . . . . . . . .        8

                                Condensed Consolidated Balance Sheets
                                March 31, 1997 and December 31, 1996  . . . . . . . . . . . . . . . . .        9


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS   . . . . . . . . . . . . . . . . . . . . .        11

       INDEPENDENT ACCOUNTANTS' REPORTS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15


   Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17



PART II.       OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)


                                                                    THREE MONTHS ENDED             TWELVE MONTHS ENDED
                                                                         MARCH 31,                      MARCH 31,
                                                                 --------------------------    --------------------------
                                                                     1997           1996          1997            1996
                                                                 -----------    -----------    -----------    -----------
                                                                                   THOUSANDS OF DOLLARS
OPERATING REVENUES ........................................      $ 1,493,804     $ 1,463,900     $ 6,580,831     $ 5,858,323
                                                                 -----------     -----------     -----------     -----------

OPERATING EXPENSES
  Fuel and purchased power ................................          492,281         481,831       2,146,758       1,732,230
  Operation and maintenance ...............................          325,200         281,443       1,300,037       1,126,639
  Depreciation and amortization ...........................          158,210         153,309         625,406         578,214
  Taxes other than income .................................          136,306         132,379         538,771         530,019
                                                                 -----------     -----------     -----------     -----------
    Total operating expenses ..............................        1,111,997       1,048,962       4,610,972       3,967,102
                                                                 -----------     -----------     -----------     -----------

OPERATING INCOME ..........................................          381,807         414,938       1,969,859       1,891,221

OTHER INCOME AND (DEDUCTIONS) - NET .......................           (2,056)          3,590          (6,794)         23,491
                                                                 -----------     -----------     -----------     -----------
TOTAL INCOME ..............................................          379,751         418,528       1,963,065       1,914,712
                                                                 -----------     -----------     -----------     -----------

INTEREST AND OTHER CHARGES
  Interest ................................................          181,684         199,575         780,002         729,236
  Allowance for borrowed funds used during construction ...           (2,305)         (3,956)         (9,597)        (14,114)
  Impairment of assets ....................................               --              --              --       1,233,320
  Distributions on TU Electric obligated, mandatorily
  redeemable, preferred securities of subsidiary trusts
  holding solely debentures of TU Electric ................           15,003           8,249          39,755          10,050
  Preferred stock dividends of subsidiary .................           12,307          14,419          51,246          75,788
                                                                 -----------     -----------     -----------     -----------
    Total interest and other charges ......................          206,689         218,287         861,406       2,034,280
                                                                 -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES .........................          173,062         200,241       1,101,659        (119,568)

INCOME TAX EXPENSE (BENEFIT) ..............................           58,263          74,167         359,328         (31,586)
                                                                 -----------     -----------     -----------     -----------

CONSOLIDATED NET INCOME (LOSS) ............................      $   114,799     $   126,074     $    742,33     $   (87,982)
                                                                 ===========     ===========     ===========     ===========

Average shares of common stock outstanding (thousands) ....          224,603         225,841         224,850         225,841

Earnings (loss) and dividends per share of common stock:
  Earnings (loss) (on average shares outstanding) .........      $      0.51     $      0.56     $      3.30     $     (0.39)
  Dividends declared per share of common stock ............      $     0.525     $      0.50     $      2.05     $      2.54





     See accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)



                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  -----------------------
                                                                                     1997         1996
                                                                                  ---------     ---------
                                                                                   THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income ....................................................    $ 114,799     $ 126,074
  Adjustments to reconcile consolidated net income to cash provided by operating activities:
    Depreciation and amortization (including amounts charged to fuel) ........      200,395       190,314
    Deferred income taxes -- net .............................................       26,552        60,304
    Federal investment tax credits -- net ....................................       (5,698)       (5,761)
    Allowance for equity funds used during construction ......................         (313)         (546)
    Changes in operating assets and liabilities:
      Accounts receivable ....................................................       18,435        34,852
      Inventories ............................................................        8,335        24,453
      Accounts payable .......................................................      (73,715)      (34,500)
      Interest and taxes accrued .............................................      (13,519)      (27,123)
      Other working capital ..................................................       13,325       (24,448)
      Over/(under)-recovered fuel revenue -- net of deferred taxes ...........       12,846       (37,695)
      Other -- net ...........................................................      (24,620)       30,770
                                                                                  ---------     ---------
         Cash provided by operating activities ...............................      276,822       336,694
                                                                                  ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of securities:
    First mortgage bonds .....................................................      106,350       133,010
    TU Electric obligated, mandatorily redeemable, preferred securities of
       subsidiary trusts holding solely debentures of TU Electric ............      498,804            --
  Retirements/repurchases of securities:
    First mortgage bonds .....................................................     (117,165)     (168,620)
    Other long-term debt .....................................................      (27,427)       (3,818)
    Preferred stock of subsidiary ............................................     (434,589)           --
  Change in notes payable ....................................................      187,871       (20,061)
  Common stock dividends paid ................................................     (117,917)     (112,921)
  Debt premium, discount, financing and reacquisition expenses ...............      (11,049)       (9,861)
                                                                                  ---------     ---------
         Cash provided by (used in) financing activities .....................       84,878      (182,271)
                                                                                  ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures ..................................................      (98,513)      (94,804)
  Allowance for equity funds used during construction (excluding amount
  for nuclear fuel) ..........................................................          188           337
  Change in construction receivables/payables -- net .........................         (601)           --
  Non-utility property -- net ................................................       (5,968)        1,599
  Nuclear fuel (excluding allowance for equity funds used during construction)       (2,922)      (14,785)
  Other investments ..........................................................       (6,197)      (58,872)
                                                                                  ---------     ---------
         Cash used in investing activities ...................................     (114,013)     (166,525)
                                                                                  ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ..............................................           --           215
                                                                                  ---------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ......................................      247,687       (11,887)

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE ................................       15,845        24,853
                                                                                  ---------     ---------

CASH AND CASH EQUIVALENTS - ENDING BALANCE ...................................    $ 263,532     $  12,966
                                                                                  =========     =========





     See accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                             MARCH 31,
                                                                               1997          DECEMBER 31,
                                                                            (UNAUDITED)          1996
                                                                            ------------     ------------
                                                                                 THOUSANDS OF DOLLARS
UTILITY PLANT
   In service:
    Production ........................................................    $ 16,278,107     $ 16,277,151
    Transmission ......................................................       1,617,746        1,607,925
    Distribution ......................................................       5,701,043        5,655,677
    General ...........................................................         502,028          503,688
                                                                           ------------     ------------
       Total ..........................................................      24,098,924       24,044,441
    Less accumulated depreciation .....................................       6,273,754        6,127,610
                                                                           ------------     ------------
       Utility plant in service, less accumulated depreciation ........      17,825,170       17,916,831
   Construction work in progress ......................................         254,268          240,612
   Nuclear fuel (net of accumulated amortization: 1997 -- $391,514,000;
     1996 -- $369,114,000) ............................................         233,235          252,589
   Held for future use ................................................          24,483           24,483
                                                                           ------------     ------------
      Utility plant, less accumulated depreciation and amortization ...      18,337,156       18,434,515
         Less reserve for regulatory disallowances ....................         836,005          836,005
                                                                           ------------     ------------
      Net utility plant ...............................................      17,501,151       17,598,510
                                                                           ------------     ------------

INVESTMENTS ...........................................................       1,165,740        1,158,223
                                                                           ------------     ------------

CURRENT ASSETS
   Cash in banks ......................................................          17,764           15,845
   Temporary cash investments .........................................         245,768               --
   Special deposits ...................................................           1,780              805
   Accounts receivable:
    Customers .........................................................         276,416          290,111
    Other .............................................................          31,584           44,032
    Allowance for uncollectible accounts ..............................          (5,173)          (6,262)
   Inventories -- at average cost:
    Materials and supplies ............................................         201,005          200,601
    Fuel stock ........................................................         112,889          121,699
   Prepayments ........................................................          75,296           56,324
   Deferred income taxes ..............................................          42,671           40,021
   Other current assets ...............................................          29,816           13,279
                                                                           ------------     ------------
       Total current assets ...........................................       1,029,816          776,455
                                                                           ------------     ------------

DEFERRED DEBITS
   Unamortized regulatory assets ......................................       1,865,492        1,753,418
   Other deferred debits ..............................................         101,899           89,101
                                                                           ------------     ------------
       Total deferred debits ..........................................       1,967,391        1,842,519


                                                                           ------------     ------------
           Total ......................................................    $ 21,664,098     $ 21,375,707
                                                                           ============     ============





     See accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES


                                                                            MARCH 31,
                                                                             1997        DECEMBER 31,
                                                                          (UNAUDITED)       1996
                                                                          -----------    -----------
                                                                              THOUSANDS OF DOLLARS
CAPITALIZATION
   Common stock without par value -- net:
     Authorized shares -- 500,000,000
     Outstanding shares -- 224,602,557 ...............................    $ 4,789,092    $ 4,787,047
   Retained earnings .................................................      1,200,256      1,202,390
   Cumulative currency translation adjustment ........................         36,063         43,476
                                                                          -----------    -----------
         Total common stock equity ...................................      6,025,411      6,032,913
   Preferred stock of subsidiary:
     Not subject to mandatory redemption .............................        247,685        464,427
     Subject to mandatory redemption .................................         20,589        238,391
   TU Electric obligated, mandatorily redeemable, preferred securities
     of subsidiary trusts holding solely debentures of TU Electric ...        874,725        381,311
   Long-term debt, less amounts due currently ........................      8,632,924      8,668,111
                                                                          -----------    -----------
         Total capitalization ........................................     15,801,334     15,785,153
                                                                          -----------    -----------


CURRENT LIABILITIES
   Notes payable:
     Commercial paper ................................................        414,000        253,151
     Banks ...........................................................         96,165         69,788
   Long-term debt due currently ......................................        346,351        356,076
   Accounts payable ..................................................        261,630        336,391
   Dividends declared ................................................        129,709        129,879
   Customers' deposits ...............................................         82,046         80,390
   Taxes accrued .....................................................        166,343        143,424
   Interest accrued ..................................................        120,237        156,758
   Over-recovered fuel revenue .......................................         62,747         42,984
   Other current liabilities .........................................        132,771         90,485
                                                                          -----------    -----------
         Total current liabilities ...................................      1,811,999      1,659,326
                                                                          -----------    -----------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
   Accumulated deferred income taxes .................................      2,945,524      2,801,626
   Unamortized federal investment tax credits ........................        584,014        589,713
   Other deferred credits and noncurrent liabilities .................        521,227        539,889
                                                                          -----------    -----------
         Total deferred credits and other noncurrent liabilities .....      4,050,765      3,931,228


COMMITMENTS AND CONTINGENCIES



                                                                          -----------    -----------
              Total ..................................................    $21,664,098    $21,375,707
                                                                          ===========    ===========





     See accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)



                                                               THREE MONTHS ENDED           TWELVE MONTHS ENDED
                                                                     MARCH 31,                    MARCH 31,
                                                          ---------------------------     ---------------------------
                                                              1997           1996            1997            1996
                                                          -----------     -----------     -----------     -----------
                                                                            THOUSANDS OF DOLLARS
OPERATING REVENUES ...................................    $ 1,365,459     $ 1,348,330     $ 6,046,740     $ 5,675,020
                                                          -----------     -----------     -----------     -----------

OPERATING EXPENSES
  Fuel and purchased power ...........................        450,208         449,821       1,966,142       1,740,210
  Operation and maintenance ..........................        293,490         250,392       1,155,008       1,044,516
  Depreciation and amortization ......................        142,606         139,064         565,445         552,118
  Income taxes .......................................         77,692          78,809         419,895         413,680
  Taxes other than income ............................        129,596         125,187         510,841         504,464
                                                          -----------     -----------     -----------     -----------
      Total operating expenses .......................      1,093,592       1,043,273       4,617,331       4,254,988
                                                          -----------     -----------     -----------     -----------


OPERATING INCOME .....................................        271,867         305,057       1,429,409       1,420,032
                                                          -----------     -----------     -----------     -----------

OTHER INCOME (LOSS)
  Allowance for equity funds used during
  construction .......................................            306             540           1,316           7,256
  Impairment of assets ...............................             --              --              --        (486,350)
  Other income and (deductions) -- net ...............            363            (228)          1,093           6,035
  Income tax benefits ................................         15,512             112          30,912         170,258
                                                          -----------     -----------     -----------     -----------
      Total other income (loss) ......................         16,181             424          33,321        (302,801)
                                                          -----------     -----------     -----------     -----------

TOTAL INCOME .........................................        288,048         305,481       1,462,730       1,117,231
                                                          -----------     -----------     -----------     -----------

INTEREST AND OTHER CHARGES
   Interest on mortgage bonds ........................        114,689         125,966         475,513         516,001
   Interest on other long-term debt ..................          3,574           8,296          21,734          43,768
   Other interest ....................................         13,981          14,140          82,301          57,860
   Distributions on TU Electric obligated, mandatorily
     redeemable, preferred securities of subsidiary
     trusts holding solely debentures of
     TU Electric .....................................         15,003           8,249          39,755          10,050
   Allowance for borrowed funds used during
   construction ......................................         (2,210)         (3,955)         (9,494)        (14,106)
                                                          -----------     -----------     -----------     -----------
      Total interest and other charges ...............        145,037         152,696         609,809         613,573
                                                          -----------     -----------     -----------     -----------

CONSOLIDATED NET INCOME ..............................        143,011         152,785         852,921         503,658

PREFERRED STOCK DIVIDENDS ............................         12,460          14,419          51,399          75,788
                                                          -----------     -----------     -----------     -----------


CONSOLIDATED NET INCOME AVAILABLE FOR
   COMMON STOCK ......................................    $   130,551     $   138,366     $   801,522     $   427,870
                                                          ===========     ===========     ===========     ===========





     See accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)



                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                               -----------------------
                                                                                                   1997         1996
                                                                                                ---------     ---------
                                                                                                  THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income ..................................................................    $ 143,011     $ 152,785
  Adjustments to reconcile consolidated net income to cash provided by operating activities:
    Depreciation and amortization (including amounts charged to fuel) ......................      177,687       168,480
    Deferred income taxes -- net ...........................................................       16,700        55,336
    Federal investment tax credits -- net ..................................................       (5,306)       (5,367)
    Allowance for equity funds used during construction ....................................         (306)         (540)
    Changes in operating assets and liabilities:
      Accounts receivable ..................................................................       21,338        40,812
      Inventories ..........................................................................         (747)        9,860
      Accounts payable .....................................................................      (48,867)       16,414
      Interest and taxes accrued ...........................................................        4,816        11,339
      Other working capital ................................................................        6,543       (36,496)
      Over/(under) -- recovered fuel revenue -- net of deferred taxes ......................       12,846       (37,695)
      Other -- net .........................................................................        5,940         7,842
                                                                                                ---------     ---------
         Cash provided by operating activities .............................................      333,655       382,770
                                                                                                ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of securities:
    First mortgage bonds ...................................................................      106,350       133,010
    TU Electric obligated, mandatorily redeemable, preferred securities
       of subsidiary trusts holding solely debentures of TU Electric .......................      498,804            --
  Retirements of securities:
    First mortgage bonds ...................................................................     (117,150)     (168,605)
    Other long-term debt ...................................................................         (297)         (269)
    Preferred stock ........................................................................      (39,986)           --
  Change in notes payable ..................................................................     (253,151)      (86,990)
  Change in notes receivable ...............................................................      (28,796)          563
  Preferred stock dividends paid ...........................................................      (12,430)      (14,533)
  Common stock dividends paid ..............................................................     (136,416)     (122,304)
  Debt premium, discount, financing and reacquisition expenses .............................       (6,316)       (8,355)
                                                                                                ---------     ---------
         Cash provided by (used in) financing activities ...................................       10,612      (267,483)
                                                                                                ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures ................................................................      (87,407)      (83,019)
  Allowance for equity funds used during construction (excluding amount for nuclear fuel) ..          181           331
  Change in construction receivables/payables -- net .......................................         (601)           --
  Non-utility property -- net ..............................................................          159            --
  Nuclear fuel (excluding allowance for equity funds used during construction) .............       (2,922)      (14,785)
  Other investments ........................................................................       (5,736)      (30,206)
                                                                                                ---------     ---------
         Cash used in investing activities .................................................      (96,326)     (127,679)
                                                                                                ---------     ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................................      247,941       (12,392)
CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE .............................................       13,005        22,633
                                                                                                ---------     ---------

CASH AND CASH EQUIVALENTS -- ENDING BALANCE ................................................    $ 260,946     $  10,241
                                                                                                =========     =========






     See accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                              MARCH 31,
                                                                                1997         DECEMBER 31,
                                                                             (UNAUDITED)         1996
                                                                            ------------     ------------
                                                                                THOUSANDS OF DOLLARS
ELECTRIC PLANT
   In service:
    Production .........................................................    $ 15,330,871     $ 15,330,974
    Transmission .......................................................       1,611,363        1,601,628
    Distribution .......................................................       4,494,430        4,442,547
    General ............................................................         432,114          432,178
                                                                            ------------     ------------
       Total ...........................................................      21,868,778       21,807,327
    Less accumulated depreciation ......................................       5,722,602        5,594,363
                                                                            ------------     ------------
       Electric plant in service, less accumulated depreciation ........      16,146,176       16,212,964
   Construction work in progress .......................................         220,922          210,573
   Nuclear fuel (net of accumulated amortization:  1997 -- $391,514,000;
     1996 -- $369,114,000) .............................................         233,235          252,589
   Held for future use .................................................          24,483           24,483
                                                                            ------------     ------------
       Electric plant, less accumulated depreciation and amortization ..      16,624,816       16,700,609
   Less reserve for regulatory disallowances ...........................         836,005          836,005
                                                                            ------------     ------------
       Net electric plant ..............................................      15,788,811       15,864,604
                                                                            ------------     ------------

INVESTMENTS ............................................................         513,781          508,437
                                                                            ------------     ------------

CURRENT ASSETS
   Cash in banks .......................................................          15,178           13,005
   Temporary cash investments ..........................................         245,768               --
   Special deposits ....................................................             552              552
   Notes receivable -- affiliates ......................................          64,311           35,515
   Accounts receivable:
    Customers ..........................................................         198,236          215,706
    Other ..............................................................          18,049           23,282
    Allowance for uncollectible accounts ...............................          (3,944)          (5,021)
   Inventories -- at average cost:
    Materials and supplies .............................................         182,702          181,405
    Fuel stock .........................................................          76,569           77,119
   Prepayments .........................................................          51,390           31,758
   Deferred income taxes ...............................................          53,844           50,882
   Other current assets ................................................           2,068            2,694
                                                                            ------------     ------------
       Total current assets ............................................         904,723          626,897
                                                                            ------------     ------------

DEFERRED DEBITS
   Unamortized regulatory assets .......................................       1,848,260        1,735,306
   Other deferred debits ...............................................          69,638           59,695
                                                                            ------------     ------------
       Total deferred debits ...........................................       1,917,898        1,795,001

                                                                            ------------     ------------

           Total .......................................................    $ 19,125,213     $ 18,794,939
                                                                            ============     ============





     See accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES



                                                                                                MARCH 31,
                                                                                                  1997        DECEMBER 31,
                                                                                               (UNAUDITED)      1996
                                                                                               -----------    -----------
                                                                                                 THOUSANDS OF DOLLARS
CAPITALIZATION
   Common stock without par value:
     Authorized shares -- 180,000,000
     Outstanding shares -- 156,800,000 ....................................................    $ 4,732,305    $ 4,732,305
   Retained earnings ......................................................................      1,367,737      1,373,602
                                                                                               -----------    -----------
         Total common stock equity ........................................................      6,100,042      6,105,907
   Preferred stock:
     Not subject to mandatory redemption ..................................................        464,427        464,427
     Subject to mandatory redemption ......................................................        198,451        238,391
   TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts
     holding solely debentures of TU Electric .............................................        874,725        381,311
   Long-term debt, less amounts due currently .............................................      6,313,352      6,310,594
                                                                                               -----------    -----------
         Total capitalization .............................................................     13,950,997     13,500,630
                                                                                               -----------    -----------


CURRENT LIABILITIES
   Notes payable -- commercial paper ......................................................             --        253,151
   Long-term debt due currently ...........................................................        327,439        338,213
   Accounts payable:
     Affiliates ...........................................................................         96,126        126,143
     Other ................................................................................        116,950        136,401
   Dividends declared .....................................................................        148,363        148,379
   Customers' deposits ....................................................................         71,586         70,141
   Taxes accrued ..........................................................................        174,264        132,514
   Interest accrued .......................................................................         96,013        132,947
   Over-recovered fuel revenue ............................................................         62,747         42,984
   Other current liabilities ..............................................................         81,497         57,681
                                                                                               -----------    -----------
         Total current liabilities ........................................................      1,174,985      1,438,554
                                                                                               -----------    -----------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
   Accumulated deferred income taxes ......................................................      3,122,374      2,989,612
   Unamortized federal investment tax credits .............................................        572,660        577,965
   Other deferred credits and noncurrent liabilities ......................................        304,197        288,178
                                                                                               -----------    -----------
         Total deferred credits and other noncurrent liabilities ..........................      3,999,231      3,855,755



COMMITMENTS AND CONTINGENCIES



                                                                                               -----------    -----------

           Total ..........................................................................    $19,125,213    $18,794,939
                                                                                               ===========    ===========






          See accompanying Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND TU ELECTRIC

    Basis of Presentation -- The condensed consolidated financial statements of Texas Utilities Company (Company) and its subsidiaries and Texas Utilities Electric Company and its subsidiaries (TU Electric) have been prepared on the same basis as those in the 1996 Annual Reports of the Company and TU Electric on Form 10-K and, in the opinion of the Company or TU Electric, as the case may be, all adjustments (constituting only normal recurring accruals) necessary to a fair presentation of the results of operation and financial position have been included therein. The statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

    These condensed consolidated financial statements, and notes thereto, should be considered in conjunction with the consolidated financial statements, and the notes thereto, of the Company and TU Electric included in the 1996 Annual Reports of the Company and TU Electric on Form 10-K, and the information under Management's Discussion and Analysis of Financial Condition and Results of Operation herein. The Company and TU Electric each believes that its respective disclosures are adequate to make the information presented not misleading. Certain previously reported amounts have been reclassified to conform to current classifications.

    Use of Estimates -- The preparation of the Company's and TU Electric's condensed consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods covered by the consolidated financial statements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments were made to previous estimates during the current period.

THE COMPANY

    Consolidation -- The condensed consolidated financial statements include the Company and all of its majority-owned subsidiaries:

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

TU ELECTRIC

    Consolidation -- The condensed consolidated financial statements of TU Electric include its subsidiaries, all of which are business trusts. All significant intercompany items and transactions have been eliminated in consolidation.

    Income Taxes -- Effective January 1, 1997, TU Electric's state franchise tax status changed from taxes based on net taxable capital to taxes based on net taxable earned surplus. Net taxable earned surplus is based on the federal income tax return. TU Electric has determined that a portion of the taxes calculated under the new tax status method is, in effect, a state income tax. As a result, TU Electric recorded an accumulated deferred tax liability, partially offset by a corresponding regulatory asset.

2.  SHORT-TERM FINANCING

THE COMPANY AND TU ELECTRIC

    At March 31, 1997, the Company and TU Electric had joint lines of credit aggregating $1,250,000,000 under two credit facility agreements with a group of commercial banks. Borrowings under these facilities were used for working capital and other corporate

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


purposes, including commercial paper backup. The total of short-term borrowings authorized by the Board of Directors of the Company at March 31, 1997, from banks or other lenders, was $2,150,000,000.

    In April 1997, the Company, TU Electric and TUC Holding Company (TUC), which will be the new holding company after completion of the proposed merger with ENSERCH Corporation (ENSERCH), entered into new credit agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements replaced the prior lines of credit with two facilities. Facility A provides for short-term borrowings of up to $570,000,000 at variable interest rates and terminates April 23, 1998. Facility B provides for short-term borrowings of up to $1,330,000,000 at variable interest rates and terminates April 24, 2002. Prior to the effective date of the Company's merger with ENSERCH, the Company's borrowings under Facilities A and B are limited to an aggregate of $1,500,000,000 outstanding at any one time. Upon completion of the Company's merger with ENSERCH, ENSERCH will become a party to the Credit Agreements with borrowings under both facilities limited to an aggregate of $650,000,000, and TUC will replace the Company as a borrower. Borrowings under these facilities will be used for working capital and other corporate purposes, including commercial paper backup.

3.  CAPITALIZATION

THE COMPANY

COMMON STOCK

    The Company has purchased from a third party a note that was issued by the Company's Employee Thrift Plan (Thrift Plan) to finance the purchase of shares of common stock (LESOP Shares). The purchase of the note was recorded by the Company as a reduction to common stock equity. LESOP Shares are outstanding shares, but are held by the Thrift Plan trustee until allocated to accounts of participants, at which time increases to common stock equity are recorded. Allocations to participants' accounts during the three months ended March 31, 1997, increased common stock equity by $2,045,000.

PREFERRED STOCK

    In March 1997, the Company completed its previously announced tender offer for any and all shares of 20 series of TU Electric's preferred stock and depositary shares. The Company funded the purchase of 3,985,652 shares of such stock at a total purchase price of approximately $398,715,000 primarily through the issuance of commercial paper.

TU ELECTRIC

PREFERRED STOCK

    At March 31, 1997 and December 31, 1996, TU Electric had 17,000,000 shares of preferred stock authorized by its articles of incorporation of which 6,701,879 and 7,101,879 shares were issued and outstanding, respectively.

    During the three months ended March 31, 1997, TU Electric redeemed the remaining 400,000 shares of its $9.64 Cumulative Preferred Stock.

    TU Electric redeemed the remaining 440,127 shares of its Adjustable Rate Cumulative Preferred Stock, Series B on April 21, 1997, and the remaining 247,862 shares of its $7.24, 200,000 shares of its $7.20 and 200,000 shares of its $6.84 Cumulative Preferred Stocks on May 1, 1997.

TU ELECTRIC OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF TU ELECTRIC

     Three statutory business trusts, TU Electric Capital I, TU Electric Capital II and TU Electric Capital III (each a TU Electric Trust) were established in 1995 as financing subsidiaries of TU Electric for the purposes, in each case, of issuing common and preferred trust securities, with a liquidation preference of $25 per unit, and holding Junior Subordinated Debentures issued by TU Electric (Debentures). In January 1997, two additional TU Electric Trusts, TU Electric Capital IV and TU Electric Capital V, were established for the purposes, in each case, of issuing common and preferred trust securities, with a liquidation preference of $1,000 per unit, and holding Debentures. The Debentures held by each TU Electric Trust are its only assets. Each TU Electric Trust will use interest payments received on the Debentures it holds to make cash distributions on the trust securities it has issued.

     At March 31, 1997 and December 31, 1996, preferred and common trust securities of TU Electric Capital I, II, III, IV and V were outstanding as follows:

                                              UNITS OUTSTANDING                       AMOUNT
                                      ---------------------------------   ---------------------------------
             COMPANY                  MARCH 31, 1997  DECEMBER 31, 1996   MARCH 31, 1997  DECEMBER 31, 1996
             -------                  --------------  -----------------   --------------  -----------------
                                                                               THOUSANDS OF DOLLARS
TU Electric Capital I (a) ......         5,871,044         5,871,044        $  140,716        $  140,671
TU Electric Capital II (b) .....         1,991,253         1,991,253            47,319            47,301
TU Electric Capital III (c) ....         8,000,000         8,000,000           193,382           193,339
TU Electric Capital IV (d) .....           100,000                --            97,547                --
TU Electric Capital V (e) ......           400,000                --           395,761                --
                                        ----------        ----------        ----------        ----------

     Total .....................        16,362,297        15,862,297        $  874,725        $  381,311
                                        ==========        ==========        ==========        ==========


---------------
(a) Trust assets are $154,869,150 principal amount, Junior Subordinated Debentures Series A, 8.25% due 9/30/30.
(b) Trust assets are $51,418,575 principal amount, Junior Subordinated Debentures Series B, 9.00% due 9/30/30.
(c) Trust assets are $206,185,575 principal amount, Junior Subordinated Debentures Series C, 8.00% due 12/31/95.
(d) Trust assets are $103,093,000 principal amount, Junior Subordinated Debentures Series D, Floating Interest Rate due 1/30/37.
(e) Trust assets are $412,372,000 principal amount, Junior Subordinated Debentures Series E, 8.175% due 1/30/37.

LONG-TERM DEBT

    In February 1997, the Brazos River Authority issued $106,350,000 aggregate principal amount of Pollution Control Revenue Refunding Bonds collateralized by TU Electric's First Mortgage Bonds. Such bonds mature on February 1, 2032, have variable

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


interest rates and are subject to mandatory tender and remarketing from time to time. The remarketing of the bonds is supported by standby bond purchase agreements. Scheduled payments of interest and of principal at maturity or on mandatory redemption, upon the occurrence of certain events, are supported by insurance policies. Interest rates on all the bonds are determined daily. For the period ended March 31, 1997, such rates ranged from 3.90% to 4.25%.

    During the three months ended March 31, 1997, TU Electric redeemed $106,350,000 aggregate principal amount of Pollution Control Revenue Bonds, with interest rates and maturities ranging from 5.41% to 7-7/8% and 2017 to 2021, respectively.

4.       DERIVATIVE INSTRUMENTS

THE COMPANY AND TU ELECTRIC

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

INTEREST RATE RISK MANAGEMENT

    At March 31, 1997, Eastern Energy Limited (Eastern Energy) had interest rate swaps outstanding with respect to certain of its debt with an aggregate notional amount of $905,550,000. These swap agreements establish a mix of fixed and variable interest rates on the outstanding debt and have remaining terms between 6 and 20 years.

    In February 1997, TU Electric entered into an interest rate swap agreement with respect to preferred securities of TU Electric Capital IV, with a notional principal amount of $100,000,000 expiring 2002 and a fixed interest rate of 7.183% per annum.

FOREIGN EXCHANGE RISK MANAGEMENT

    The Company's foreign exchange exposures result from transactions denominated in currencies other than the local currency of its foreign subsidiary. At March 31, 1997, Eastern Energy had cross-currency swap agreements outstanding with an aggregate notional amount of $339,630,000 expiring on various dates through 2016.

ELECTRICITY PRICE RISK MANAGEMENT

    Eastern Energy and the other distribution companies in Victoria purchase their power from a competitive power pool operated by a statutory, independent corporation. Eastern Energy purchases about 95% of its energy from this pool, the cost of which is based on spot market price. Eastern Energy has entered into wholesale market contracts to cover a substantial majority of its forecasted load through the end of 2000. These contracts fix the price of energy within a certain range for the purpose of hedging or protecting against fluctuations in the spot market price. Eastern Energy's contracts related to its forecasted contestable and franchise load cover a notional volume of approximately 18 million MWh's for 1997 through 2000. Under these contracts, payments are made between Eastern Energy and the generators representing the difference between the wholesale electricity market price and the contract price. The net payable or receivable is recognized in earnings as adjustments to purchased power expense in the period the related transactions are completed.

CREDIT RISK

    Credit risk relates to the risk of loss that the Company and TU Electric would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Company and TU Electric believe the risk of nonperformance by counterparties is minimal.

5.  REGULATION AND RATES

TU ELECTRIC

    On March 26, 1997, TU Electric, joined by other parties, filed with the Public Utility Commission of Texas (PUC) a stipulation, which, if accepted by the PUC, would result in TU Electric making a one-time $80 million refund to its customers in August 1997

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


and TU Electric's rates remaining unchanged during the remainder of 1997. The other parties joining TU Electric in this filing are the PUC General Counsel, on behalf of the PUC Staff and the public interest, the Office of Public Utility Counsel, the state agency charged with representing the interests of residential and small commercial customers, and the Coalition of Cities served by TU Electric. The PUC Staff, as part of its regular earnings monitoring process, had advised the PUC that it believed TU Electric was earning in excess of a reasonable rate of return and was engaged in discussions with TU Electric concerning possible remedies. The parties had been discussing a longer-term resolution, but determined that it would be best at that time to negotiate an agreement that would resolve issues concerning only TU Electric's earnings during 1997, so that they could continue their discussions of a broader and longer-term resolution in light of any legislation from the Texas legislature, which is currently in session. It is likely that a broader and longer-term resolution, if mutually agreed to, would include a resolution of the appeals of TU Electric's last two general rate cases, including the Texas Supreme Court's reversal of a prior disallowance of the costs of the repurchase of the minority interests in the Comanche Peak nuclear generating station (Comanche Peak). TU Electric is unable to predict the outcome of the joint stipulation.

6.  COMMITMENTS AND CONTINGENCIES

COOLING WATER CONTRACTS

TU ELECTRIC

    TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $32,365,000 at March 31, 1997, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TU Electric. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $74,780,000 remaining principal amount of bonds at March 31, 1997, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality.

NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL

TU ELECTRIC

    TU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At March 31, 1997, such reserve totaled $103,081,000 which includes an accrual of $4,545,000 and $18,179,000 for the three and twelve months ended March 31, 1997, respectively. As of March 31, 1997, the market value of deposits in the external trust for decommissioning of Comanche Peak was $123,015,000. Any difference between the market value of the external trust fund and the decommissioning reserve that represents unrealized gains or losses of the trust fund is treated as a regulatory liability or a regulatory asset. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study during 1992 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities were estimated to be $255,000,000 and $344,000,000, respectively. Decommissioning activities are projected to begin in 2030 and 2033 for Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. TU Electric is recovering such costs based upon the 1992 study through rates placed in effect under its January 1993 rate increase request. An updated site-specific study will be performed and completed by the end of 1997. Actual decommissioning costs are expected to differ from estimates due to changes in the assumed dates of decommissioning activities, regulatory requirements, technology and costs of labor, materials and equipment.

GENERAL

THE COMPANY AND TU ELECTRIC

    In addition to the above, the Company and TU Electric are involved in various legal and administrative proceedings which, in the opinion of the management of each, should not have a material effect upon its financial position, results of operation or cash flows.

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company and subsidiaries as of March 31, 1997, and the related condensed statements of consolidated income for the three-month, and twelve-month periods ended March 31, 1997 and 1996, and of consolidated cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Texas Utilities Company and subsidiaries as of December 31, 1996, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 12, 1997, we expressed an unqualified opinion on those consolidated financial statements, which opinion included an explanatory paragraph concerning Texas Utilities Company and subsidiaries' change during 1995 in accounting for the impairment of long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

May 8, 1997

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Electric Company and subsidiaries (TU Electric) as of March 31, 1997, and the related condensed statements of consolidated income for the three-month and twelve-month periods ended March 31, 1997 and 1996, and of consolidated cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of TU Electric's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of TU Electric and subsidiaries as of December 31, 1996, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 12, 1997, we expressed an unqualified opinion on those consolidated financial statements, which opinion included an explanatory paragraph concerning TU Electric and subsidiaries' change during 1995 in accounting for the impairment of long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No.
121. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

May 8, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD--LOOKING STATEMENTS

    This report and other presentations made by Texas Utilities Company (Company) and its subsidiaries or Texas Utilities Electric Company and its subsidiaries (TU Electric) contain forward--looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company and TU Electric each believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of the Company or TU Electric to differ materially from those projected in such forward--looking statement: (i) prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission, the Public Utility Commission of Texas (PUC), the Nuclear Regulatory Commission, and, in the case of the Company, the Office of the Regulator General of Victoria, Australia, with respect to allowed rates of return, industry and rate structure, purchased power and investment recovery, operations of nuclear generating facilities, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, decommissioning costs, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) weather conditions and other natural phenomena, (iii) unanticipated population growth or decline, and changes in market demand and demographic pattern, (iv) competition for retail and wholesale customers, (v) pricing and transportation of crude oil, natural gas and other commodities,
(vi) unanticipated changes in interest rates or in rates of inflation, (vii) unanticipated changes in operating expenses and capital expenditures, (viii) capital market conditions, (ix) competition for new energy development opportunities, and (x) legal and administrative proceedings and settlements.

    Any forward--looking statement speaks only as of the date on which such statement is made, and neither the Company nor TU Electric undertakes any obligation to update any forward--looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for the Company or TU Electric to predict all of such factors, nor can they assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward--looking statement.

GENERAL

    Certain comparisons in this Quarterly Report on Form 10-Q have been affected by the December 1995 acquisition of Eastern Energy Limited (Eastern Energy) by Texas Utilities Australia Pty. Ltd. (TU Australia), a wholly-owned subsidiary of the Company. The results of Eastern Energy are included only for the periods subsequent to acquisition.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY AND TU ELECTRIC

    For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in the Company and TU Electric Annual Reports on Form 10-K for the year 1996 (1996 Form 10-K). Quarterly results presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of the Company and its subsidiaries (System Companies) have occurred subsequent to year-end other than as disclosed in the reports of the Company and TU Electric included herein.

    External funds of a permanent or long-term nature are obtained through the issuance of common stock, preferred stock, preferred securities and long-term debt by the System Companies. The capitalization ratios of the Company and its subsidiaries at March 31, 1997 consisted of approximately 55% long-term debt, 5% preferred securities of trusts, 2% preferred stock and 38% common stock equity. The capitalization ratios of TU Electric at March 31, 1997 consisted of approximately 45% long-term debt, 6% TU Electric obligated, mandatorily redeemable, preferred securities of trusts, 5% preferred stock and 44% common stock equity.

    In February 1997, the Brazos River Authority issued $106,350,000 aggregate principal amount of Pollution Control Revenue Refunding Bonds collateralized by TU Electric's First Mortgage Bonds. Such bonds mature on February 1, 2032, have variable interest rates and are subject to mandatory tender and remarketing from time to time. The remarketing of the bonds is supported by standby bond purchase agreements. Scheduled payments of interest and of principal at maturity or on mandatory redemption, upon the occurrence of certain events, are supported by insurance policies. Interest rates on all the bonds are determined daily. For the period ended March 31, 1997, such rates ranged from 3.90% to 4.25%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    To date in 1997, the System Companies redeemed, reacquired or made principal payments of $369,213,000 (including $365,648,000 for TU Electric) on long-term debt and preferred stock.

    In March 1997, the Company completed its previously announced tender offer for any and all shares of 20 series of TU Electric's preferred stock and depositary shares. The Company funded the purchase of 3,985,652 shares of such stock at a total purchase price of approximately $398,715,000 primarily through the issuance of commercial paper.

    In April 1997, the Company, TU Electric and TUC Holding Company (TUC), which will be the new holding company after completion of the proposed merger with ENSERCH Corporation (ENSERCH), entered into new credit agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements replaced the prior lines of credit with two facilities. Facility A provides for short-term borrowings of up to $570,000,000 at variable interest rates and terminates April 23, 1998. Facility B provides for short-term borrowings of up to $1,330,000,000 at variable interest rates and terminates April 24, 2002. Prior to the effective date of the Company's merger with ENSERCH, the Company's borrowings under Facilities A and B are limited to an aggregate of $1,500,000,000 outstanding at any one time. Upon completion of the Company's merger with ENSERCH, ENSERCH will become a party to the Credit Agreements with borrowings under both facilities limited to an aggregate of $650,000,000, and TUC will replace the Company as a borrower. Borrowings under these facilities will be used for working capital and other corporate purposes, including commercial paper backup.

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

    The Company's and TU Electric's operations involve managing market risks related to changes in interest rates and, for the Company, foreign exchange and commodity price exposures. Derivative instruments including swaps and forward contracts are used to reduce and manage a portion of those risks. The Company's and TU Electric's participations in derivative transactions have been designed for hedging purposes and are not held or issued for trading purposes. The Company's foreign exchange exposures result from transactions denominated in currencies other than the local currency of its foreign subsidiary. As of March 31, 1997, the aggregate notional amount of such exposure was $339,630,000. The Company enters into currency swaps to reduce foreign exchange exposure. As of March 31, 1997, net deferred gains and losses associated with the currency swaps were not material. Credit risk relates to the risk of loss that the Company and TU Electric would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Company and TU Electric believe the risk of nonperformance by counterparties is minimal. For other information regarding Derivative Instruments, see Note 4 to Condensed Consolidated Financial Statements.

REGULATION, RATES AND COMPETITION

THE COMPANY AND TU ELECTRIC

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

    On March 26, 1997, TU Electric, joined by other parties, filed with the PUC a stipulation, which, if accepted by the PUC, would result in TU Electric making a one-time $80 million refund to its customers in August 1997 and TU Electric's rates remaining unchanged during the remainder of 1997. The other parties joining TU Electric in this filing are the PUC General Counsel, on behalf of the PUC Staff and the public interest, the Office of Public Utility Counsel, the state agency charged with representing the interests of residential and small commercial customers, and the Coalition of Cities served by TU Electric. The PUC Staff, as part of its regular earnings monitoring process, had advised the PUC that it believed TU Electric was earning in excess of a reasonable rate of return and was engaged in discussions with TU Electric concerning possible remedies. The parties had been discussing a longer-term resolution, but determined that it would be best at that time to negotiate an agreement that would resolve issues concerning only TU Electric's earnings during 1997, so that they could continue their discussions of a broader and longer-term

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

resolution in light of any legislation from the Texas legislature, which is currently in session. It is likely that a broader and longer-term resolution, if mutually agreed to, would include a resolution of the appeals of TU Electric's last two general rate cases, including the Texas Supreme Court's reversal of a prior disallowance of the costs of the repurchase of the minority interests in the Comanche Peak nuclear generating station. TU Electric is unable to predict the outcome of the joint stipulation.

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

    While TU Electric and SESCO have experienced competitive pressures in the wholesale market resulting in a small loss of load for TU Electric since the beginning of 1993, wholesale sales represented a relatively low percentage of TU Electric's consolidated operating revenues for the three-month and twelve- month periods ended March 31, 1997. TU Electric and SESCO are unable to predict the extent of future competitive developments in either the wholesale or retail markets or what impact, if any, such developments may have on their operations.

BUSINESS MERGERS AND ACQUISITIONS

THE COMPANY

     In April 1996, the Company announced that it had entered into a merger agreement with ENSERCH. Under the terms of the agreement, Lone Star Gas
Company (Lone Star Gas) and Lone Star Pipeline Company (Lone Star Pipeline), the local distribution and pipeline divisions of ENSERCH, and other businesses, excluding Enserch Exploration Inc. (EEX), a subsidiary of ENSERCH, will be acquired by a new holding company, which will be named Texas Utilities Company and will own all of the common stock of ENSERCH and the Company. Shares of the Company's common stock will be automatically converted into shares of the new holding company common stock on a one-for-one basis in a tax-free transaction. Lone Star Gas is one of the largest gas distribution companies in the United States and the largest in Texas, serving over 1.3 million customers and providing service through over 23,500 miles of distribution mains. Lone Star Pipeline has one of the largest pipelines in the United States, consisting of 9,200 miles of gathering and transmission pipelines in Texas. Also included in the acquisition are ENSERCH's subsidiaries engaged in natural gas processing, natural gas marketing and independent power production. The new holding company is expected to issue approximately $550 million of the new holding company's common stock to ENSERCH shareholders, and approximately $1.15 billion of ENSERCH's debt and preferred stock would remain outstanding after the merger. The transaction is subject to certain conditions which include the approval by the SEC and receipt by ENSERCH of a favorable tax ruling from the Internal Revenue Service (IRS) to the effect that its distribution of EEX stock is a tax-free transaction. An IRS ruling was issued to ENSERCH in February 1997. ENSERCH recently advised the Company that, inadvertently, certain facts which ENSERCH does not believe are material, were incorrectly stated in its ruling request; and ENSERCH also advised that it has received an opinion from its outside counsel that it will still be able to rely on the ruling. While ENSERCH and the Company do not believe the corrected facts would change the IRS's ruling, the situation is being evaluated by the parties and further communication with, and action by, the IRS may ensue. The transaction was approved at special meetings of the shareholders of ENSERCH, EEX and the Company held separately on November 15, 1996. The Texas Railroad Commission has been notified of the proposed transaction and has indicated no objection to it. In March 1997, the Antitrust Division of the U.S. Department of Justice notified the SEC that it had closed its investigation of the proposed transaction and indicated that no further action would be required. The acquisition of ENSERCH will be accounted for as a purchase business combination.

CAPITAL EXPENDITURES

THE COMPANY AND TU ELECTRIC

     The re-evaluation of growth expectations, the effects of inflation, additional regulatory requirements and the availability of fuel, labor, materials and capital may result in changes to the estimated construction costs and dates of completion in the Company's and TU Electric's construction programs (see Item 2. Properties -- Capital Expenditures in the 1996 Form 10-K). Commitments in connection with the construction program are generally revocable subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties.

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

RESULTS OF OPERATION

THE COMPANY

    For the three-month and twelve-month periods ended March 31, 1997, the Company's consolidated net income, excluding the after-tax effect of the 1995 asset impairment representing approximately $802 million ($316 million for TU Electric), decreased approximately 9%, and increased approximately 4% as compared to the respective periods ended March 31, 1996. For the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

and TU Electric, from which most of consolidated earnings is derived, the major factor affecting earnings for the three- month period was milder weather conditions as compared to the prior period. For the twelve-month period, the major factors affecting consolidated earnings were increased customer growth and warmer weather, partially offset by a full twelve-months of interest expense related to the acquisition of Eastern Energy, as compared to the prior period.

    The Company's condensed statement of consolidated income for the twelve months ended March 31, 1997, is affected by a full twelve month's results of operation of Eastern Energy, which was acquired by TU Australia in December 1995. For the twelve months ended March 31, 1997, the Company's condensed statement of consolidated income includes operating revenues of $489 million, operating expenses of $395 million and interest expense of $86 million, which represent TU Australia's results of operation.


TU ELECTRIC

    For the three-month and twelve-month periods, operating revenues increased approximately 1% and 7%, respectively. The following table details the factors contributing to these changes:


                                                                               INCREASE (DECREASE)
                                                                    -----------------------------------------
                                                                    THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                                                    ------------------    -------------------
                             FACTORS                                          THOUSANDS OF DOLLARS
                             -------
Base rate revenue (including unbilled)  . . . . . . . . . . .           $  (7,322)               $119,922
Fuel revenue and power cost recovery factor revenue . . . . .               1,829                 220,742
Transmission service revenue  . . . . . . . . . . . . . . . .              28,536                  28,536
Other revenue . . . . . . . . . . . . . . . . . . . . . . . .              (5,914)                  2,520
                                                                        ---------                --------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . .           $  17,129                $371,720
                                                                        =========                ========

    Total energy sales (including unbilled energy sales) did not change significantly for the three-month period and increased 4% for the twelve-month period. The decrease in base rate revenue for the three-month period is due primarily to milder weather conditions. The increase in transmission service revenue for the three-month period is due to the recognition of revenues from implementing the PUC's Open Access Transmission Rule. Increased base rate revenue for the twelve-month period was primarily the result of an increase in customers and warmer weather conditions as compared to the prior period.

    The increase in fuel revenue for the twelve-month period was primarily due to increases in energy sales and increases in spot market gas prices.

    Fuel and purchased power expense did not change significantly for the three-month period and increased 13% for the twelve-month period. The increase in the twelve-month period was primarily due to increased energy sales and increased spot market gas prices primarily during the summer cooling months as compared to the prior period.

    Other income and (deductions) -- net decreased for the twelve-month period due primarily to an increase in non-utility property expenses, offset in part, by gains on the disposition of certain properties.

    Income tax benefits related to other income (loss) increased for the three-month period due to the initial effect of the implementation of a change in TU Electric's state franchise tax status effective January 1, 1997. The resulting increase in TU Electric's effective income tax rate increased the value of its deferred tax assets.

    Interest on mortgage bonds decreased as compared to the prior periods due to reduced interest requirements resulting from TU Electric's refinancing efforts. The decrease in interest on other long-term debt for the twelve-month period was affected by the prepayment of TU Electric's promissory note to Brazos Electric Power Cooperative in October 1995. Other interest decreased for the three-month period due to a decrease in average short-term borrowings. For the twelve-month period, other interest charges increased due to an interest payment related to a settlement with the IRS, offset in part by decreased interest on average short-term borrowings. Preferred securities of trusts distributions resulted from the issuance, in December 1995 and January 1997, of TU Electric obligated, mandatorily redeemable, preferred securities of trusts.

    For the three-month and twelve-month periods, preferred stock dividends decreased due primarily to the redemption of certain series of TU Electric's preferred stock.

                           PART II. OTHER INFORMATION
                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

THE COMPANY AND TU ELECTRIC

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
                  27(a)   Texas Utilities Company
                  27(b)   Texas Utilities Electric Company

         99(a) - Amended and Restated 364-day Competitive Advance and Revolving Credit Facility Agreement, Facility A, dated as of April 24, 1997, among TUC Holding Company, the Company, TU Electric, ENSERCH Corporation, certain banks and The Chase Manhattan Bank and Texas Commerce Bank National Association, as Agents.

          99(b) - Amended and Restated 5-year Competitive Advance and Revolving
                  Credit Facility Agreement, Facility B, dated as of April 24, 1997, among TUC Holding Company, the Company, TU Electric, ENSERCH Corporation, certain banks and The Chase Manhattan Bank and Texas Commerce Bank National Association, as Agents.

  (b)     Reports on Form 8-K filed since December 31, 1996 are as follows:

          Date of Report                           Item Reported
          --------------                           -------------

          TU ELECTRIC
          -----------
          March 31, 1997                           Item 5. OTHER EVENTS

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                       TEXAS UTILITIES COMPANY




                                       By     /s/ Marc D. Moseley
                                         -------------------------------------
                                                  Marc D. Moseley
                                                Acting Controller and
                                             Principal Accounting Officer


Date: May 8, 1997


--------------------------------------------------------------------------------

                                  SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                       TEXAS UTILITIES COMPANY




                                       By     /s/ Marc D. Moseley
                                         -------------------------------------
                                                  Marc D. Moseley
                                                Acting Controller and
                                             Principal Accounting Officer


Date: May 8, 1997

                              INDEX TO EXHIBITS


 EXHIBIT
   NO.                      DESCRIPTION OF EXHIBIT
 -------                    ----------------------

   15    -  Letters from Deloitte & Touche LLP as to unaudited interim financial information
                 15(a)   Texas Utilities Company
                 15(b)   Texas Utilities Electric Company

   27    -  Financial Data Schedules
                 27(a)   Texas Utilities Company
                 27(b)   Texas Utilities Electric Company

   99(a) - Amended and Restated 364-day Competitive Advance and Revolving Credit Facility Agreement, Facility A, dated as of April 24, 1997, among TUC Holding Company, the Company, TU Electric, ENSERCH Corporation, certain banks and The Chase Manhattan Bank and Texas Commerce Bank National Association, as Agents.

   99(b) - Amended and Restated 5-year Competitive Advance and Revolving Credit Facility Agreement, Facility B, dated as of April 24, 1997, among TUC Holding Company, the Company, TU Electric, ENSERCH Corporation, certain banks and The Chase Manhattan Bank and Texas Commerce Bank National Association, as Agents.