Form 10-Q
period 1997-06-30
TEXAS UTILITIES CO; TEXAS UTILITIES ELECTRIC CO
filed 1997-08-12
CIK 97561, 710182

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             --------------------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                   -- OR --

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                             --------------------

                            TEXAS UTILITIES COMPANY
                 (now known as Texas Energy Industries, Inc.)

      A Texas Corporation                         I.R.S. Employer Identification
 Commission File Number 1-3591                            No. 75-0705930

           ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                (214) 812-4600


                       TEXAS UTILITIES ELECTRIC COMPANY

     A Texas Corporation                          I.R.S. Employer Identification
Commission File Number 0-11442                            No. 75-1837355

           ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                (214) 812-4600

                             --------------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes X        No
   ---          ---


COMMON STOCK OUTSTANDING AT JULY 31, 1997:
Texas Utilities Company: 224,649,557 shares, without par value.
Texas Utilities Electric Company: 152,252,800 shares, without par value.


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

================================================================================

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

          Item 1.  Financial Statements

             TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                Condensed Statements of Consolidated Income
                Three, Six and Twelve Months Ended June 30, 1997 and 1996...   3

                Condensed Statements of Consolidated Cash Flows
                Six Months Ended June 30, 1997 and 1996.....................   4

                Condensed Consolidated Balance Sheets
                June 30, 1997 and December 31, 1996.........................   5

             TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES

                Condensed Statements of Consolidated Income
                Three, Six and Twelve Months Ended June 30, 1997 and 1996...   7

                Condensed Statements of Consolidated Cash Flows
                Six Months Ended June 30, 1997 and 1996.....................   8

                Condensed Consolidated Balance Sheets
                June 30, 1997 and December 31, 1996.........................   9

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........  11

             INDEPENDENT ACCOUNTANTS' REPORTS...............................  17

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operation.......................  19


PART II.  OTHER INFORMATION

          Item 2.  Changes in Securities....................................  24

          Item 4.  Submission of Matters to a Vote of Security Holders......  24

          Item 5.  Other Information........................................  25

          Item 6.  Exhibits and Reports on Form 8-K.........................  25

SIGNATURES..................................................................  26

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)

                                           THREE MONTHS ENDED       SIX MONTHS ENDED      TWELVE MONTHS ENDED
                                                JUNE 30,                JUNE 30,                JUNE 30,
                                         ----------------------  ----------------------  ----------------------
                                            1997        1996        1997        1996        1997        1996
                                         ----------  ----------  ----------  ----------  ----------  ----------
                                                                THOUSANDS OF DOLLARS
OPERATING REVENUES...................... $1,588,485  $1,691,313  $3,082,289  $3,155,213  $6,478,004  $6,195,638
                                         ----------  ----------  ----------  ----------  ----------  ----------

OPERATING EXPENSES
 Fuel and purchased power...............    499,114     554,620     991,395   1,036,451   2,091,253   1,894,572
 Operation and maintenance..............    345,953     317,691     671,153     599,134   1,328,299   1,174,499
 Depreciation and amortization..........    158,581     154,444     316,791     307,753     629,543     593,414
 Taxes other than income................    124,908     129,511     261,214     261,890     534,168     529,190
                                         ----------  ----------  ----------  ----------  ----------  ----------
  Total operating expenses..............  1,128,556   1,156,266   2,240,553   2,205,228   4,583,263   4,191,675
                                         ----------  ----------  ----------  ----------  ----------  ----------

OPERATING INCOME........................    459,929     535,047     841,736     949,985   1,894,741   2,003,963

OTHER INCOME AND (DEDUCTIONS) - NET.....     (7,813)     (4,382)     (9,869)       (792)    (10,225)     14,716
                                         ----------  ----------  ----------  ----------  ----------  ----------

TOTAL INCOME............................    452,116     530,665     831,867     949,193   1,884,516   2,018,679
                                         ----------  ----------  ----------  ----------  ----------  ----------

INTEREST AND OTHER CHARGES
  Interest..............................    182,007     217,249     363,691     416,824     744,760     769,389
  Allowance for borrowed funds
    used during construction............     (2,633)     (2,581)     (4,938)     (6,537)     (9,649)    (12,051)
  Impairment of assets..................         --          --          --          --         --    1,233,320
  Distributions on TU Electric
    obligated, mandatorily
    redeemable, preferred
    securities of subsidiary trusts
    holding solely debentures of
    TU Electric.........................     18,293       8,250      33,296      16,499      49,798      18,299
  Preferred stock dividends of
    subsidiary..........................      3,711      13,306      16,018      27,725      41,651      67,859
                                         ----------  ----------  ----------  ----------  ----------  ----------
  Total interest and other charges......    201,378     236,224     408,067     454,511     826,560   2,076,816
                                         ----------  ----------  ----------  ----------  ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES.......    250,738     294,441     423,800     494,682   1,057,956     (58,137)

INCOME TAX EXPENSE (BENEFIT)............     89,992      91,484     148,255     165,651     357,837     (24,680)
                                         ----------  ----------  ----------  ----------  ----------  ----------

CONSOLIDATED NET INCOME (LOSS).......... $  160,746  $  202,957  $  275,545  $  329,031  $  700,119  $  (33,457)
                                         ==========  ==========  ==========  ==========  ==========  ==========

Average shares of common stock
 outstanding (thousands)................    224,616     225,593     224,609     225,717     224,606     225,779

Earnings (loss) and dividends
 per share of common stock:
  Earnings (loss) (on average
    shares outstanding)................. $     0.72  $     0.90  $     1.23  $     1.46  $     3.12  $    (0.15)
  Dividends declared.................... $    0.525  $     0.50  $     1.05  $     1.00  $    2.075  $     2.27


      See Accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)


                                                SIX MONTHS ENDED
                                                     JUNE 30,
                                            -----------------------
                                               1997         1996
                                            ---------     ---------
                                             THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
 Consolidated net income................    $ 275,545     $ 329,031
 Adjustments to reconcile consolidated
  net income to cash provided by
  operating activities:
  Depreciation and amortization
   (including amounts charged to fuel)..      391,116       382,311
  Deferred income taxes -- net..........       76,176        94,245
  Federal investment tax credits -- net.      (11,397)      (11,501)
  Allowance for equity funds used
   during construction..................         (660)         (912)
  Changes in operating assets and
   liabilities:
   Accounts receivable..................     (137,633)     (164,858)
   Inventories..........................        7,027        11,466
   Accounts payable.....................       12,960        51,447
   Interest and taxes accrued...........       35,772        26,736
   Other working capital................       44,356           (50)
   Over/(under)-recovered fuel revenue
    -- net of deferred taxes............        6,467       (61,407)
   Other -- net.........................       31,650        36,777
                                            ---------     ---------
     Cash provided by operating
      activities........................      731,379       693,285
                                            ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuances of securities:
  First mortgage bonds..................      106,350       133,010
  Other long-term.......................           --       300,000
  TU Electric obligated, mandatorily
   redeemable, preferred securities of
   subsidiary trusts holding solely
    debentures of TU Electric...........      493,273            --
 Retirements of securities:
  First mortgage bonds..................     (367,165)     (217,620)
  Other long-term debt..................     (348,773)       (4,092)
  Preferred stock of subsidiary.........     (543,148)      (12,500)
  Common stock..........................           --       (50,043)
 Change in notes payable:
  Commercial paper......................      486,516         5,955
  Banks.................................        7,546      (316,541)
 Common stock dividends paid............     (235,833)     (225,843)
 Debt premium, discount, financing and
  reacquisition expenses................      (27,924)       (8,563)
                                            ---------     ---------
     Cash used in financing activities..     (429,158)     (396,237)
                                            ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures..............     (226,902)     (195,560)
 Allowance for equity funds used during
  construction (excluding amount for
  nuclear fuel).........................          404           535
 Change in construction receivables/
  payables -- net.......................         (313)          249
 Non-utility property -- net............      (22,146)       (5,140)
 Nuclear fuel (excluding allowance for
  equity funds used during construction)      (28,395)      (42,581)
 Other investments......................      (17,913)      (65,522)
                                            ---------     ---------
     Cash used in investing activities..     (295,265)     (308,019)
                                            ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES.........          530            48
                                            ---------     ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS.        7,486       (10,923)
CASH AND CASH EQUIVALENTS -- BEGINNING
 BALANCE................................       15,845        24,853
                                            ---------     ---------
CASH AND CASH EQUIVALENTS -- ENDING
 BALANCE................................    $  23,331     $  13,930
                                            =========     =========

      See Accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS


                                                                          JUNE 30,
                                                                            1997      DECEMBER 31,
                                                                         (UNAUDITED)     1996
                                                                         -----------  -----------
                                                                           THOUSANDS OF DOLLARS
UTILITY PLANT
 In service:
  Production...........................................................  $16,279,919  $16,277,151
  Transmission.........................................................    1,652,229    1,607,925
  Distribution.........................................................    5,723,863    5,655,677
  General..............................................................      505,665      503,688
                                                                         -----------  -----------
    Total..............................................................   24,161,676   24,044,441
  Less accumulated depreciation........................................    6,420,371    6,127,610
                                                                         -----------  -----------
    Utility plant in service, less accumulated depreciation............   17,741,305   17,916,831
 Construction work in progress.........................................      260,632      240,612
 Nuclear fuel (net of accumulated amortization: 1997 -- $414,678,000;
   1996 -- $369,114,000)...............................................      235,676      252,589
 Held for future use...................................................       23,966       24,483
                                                                         -----------  -----------
   Utility plant, less accumulated depreciation and amortization.......   18,261,579   18,434,515
 Less reserve for regulatory disallowances.............................      836,005      836,005
                                                                         -----------  -----------
   Net utility plant...................................................   17,425,574   17,598,510
                                                                         -----------  -----------

INVESTMENTS............................................................    1,167,616    1,158,223
                                                                         -----------  -----------

CURRENT ASSETS
 Cash in banks.........................................................       23,331       15,845
 Special deposits......................................................        2,932          805
 Accounts receivable:
  Customers............................................................      425,108      290,111
  Other................................................................       42,243       44,032
  Allowance for uncollectible accounts.................................       (5,714)      (6,262)
 Inventories -- at average cost:
  Materials and supplies...............................................      199,049      200,601
  Fuel stock...........................................................      115,911      121,699
 Prepayments...........................................................       74,482       56,324
 Deferred income taxes.................................................       54,338       40,021
 Other current assets..................................................       19,009       13,279
                                                                         -----------  -----------
    Total current assets...............................................      950,689      776,455
                                                                         -----------  -----------

DEFERRED DEBITS
 Unamortized regulatory assets.........................................    1,864,773    1,753,418
 Other deferred debits.................................................      101,205       89,101
                                                                         -----------  -----------
    Total deferred debits..............................................    1,965,978    1,842,519

                                                                         -----------  -----------

         Total.........................................................  $21,509,857  $21,375,707
                                                                         ===========  ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        CAPITALIZATION AND LIABILITIES

                                                                                              JUNE 30,
                                                                                                1997      DECEMBER 31,
                                                                                             (UNAUDITED)     1996
                                                                                             -----------  -----------
                                                                                               THOUSANDS OF DOLLARS
CAPITALIZATION
 Common stock without par value -- net:
   Authorized shares -- 500,000,000
   Outstanding shares: 1997 - 224,649,557; 1996 - 224,602,557..............................  $ 4,791,193  $ 4,787,047
 Retained earnings.........................................................................    1,244,057    1,202,390
 Cumulative currency translation adjustment................................................        8,253       43,476
                                                                                             -----------  -----------
     Total common stock equity.............................................................    6,043,503    6,032,913
 Preferred stock of subsidiary:
   Not subject to mandatory redemption.....................................................      139,140      464,427
   Subject to mandatory redemption.........................................................       20,593      238,391
 TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts
   holding solely debentures of TU Electric................................................      874,865      381,311
 Long-term debt, less amounts due currently................................................    8,303,859    8,668,111
                                                                                             -----------  -----------
     Total capitalization..................................................................   15,381,960   15,785,153
                                                                                             -----------  -----------


CURRENT LIABILITIES
 Notes payable:
   Commercial paper........................................................................      439,667      253,151
   Banks...................................................................................       73,835       69,788
 Long-term debt due currently..............................................................      371,377      356,076
 Accounts payable..........................................................................      346,895      336,391
 Dividends declared........................................................................      120,656      129,879
 Customers' deposits.......................................................................       84,827       80,390
 Taxes accrued.............................................................................      166,258      143,424
 Interest accrued..........................................................................      169,249      156,758
 Over-recovered fuel revenue...............................................................       52,934       42,984
 Other current liabilities.................................................................      164,501       90,485
                                                                                             -----------  -----------
     Total current liabilities.............................................................    1,990,199    1,659,326
                                                                                             -----------  -----------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
 Accumulated deferred income taxes.........................................................    3,008,886    2,801,626
 Unamortized federal investment tax credits................................................      578,316      589,713
 Other deferred credits and noncurrent liabilities.........................................      550,496      539,889
                                                                                             -----------  -----------
     Total deferred credits and other noncurrent liabilities...............................    4,137,698    3,931,228

COMMITMENTS AND CONTINGENCIES
                                                                                             -----------  -----------

         Total............................................................................   $21,509,857  $21,375,707
                                                                                             ===========  ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)



                                    THREE MONTHS ENDED       SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                         JUNE 30,                JUNE 30,                 JUNE 30,
                                  ----------------------  ----------------------  ----------------------
                                     1997        1996        1997        1996        1997        1996
                                  ----------  ----------  ----------  ----------  ----------  ----------
                                                           THOUSANDS OF DOLLARS
OPERATING REVENUES............... $1,451,541  $1,558,778  $2,817,000  $2,907,108  $5,939,503  $5,892,553
                                  ----------  ----------  ----------  ----------  ----------  ----------

OPERATING EXPENSES
 Fuel and purchased power........    451,854     507,472     902,062     957,293   1,910,525   1,837,554
 Operation and maintenance.......    310,397     278,965     603,887     529,357   1,186,442   1,069,689
 Depreciation and amortization...    143,139     139,733     285,745     278,797     568,850     554,980
 Income taxes....................     98,449     119,022     176,141     197,831     399,322     445,123
 Taxes other than income.........    117,831     122,567     247,427     247,754     506,105     502,777
                                  ----------  ----------  ----------  ----------  ----------  ----------
   Total operating expenses......  1,121,670   1,167,759   2,215,262   2,211,032   4,571,244   4,410,123
                                  ----------  ----------  ----------  ----------  ----------  ----------

OPERATING INCOME.................    329,871     391,019     601,738     696,076   1,368,259   1,482,430
                                  ----------  ----------  ----------  ----------  ----------  ----------

OTHER INCOME (LOSS)
 Allowance for equity funds used
  during construction............        341         359         647         899       1,298       7,615
 Impairment of assets............         --          --          --          --          --    (486,350)
 Other income and (deductions)
  -- net.........................       (638)     (4,682)       (275)     (4,910)      5,138      (1,327)
 Income tax benefit (expense)....     (1,354)     17,307      14,158      17,419      12,252     188,373
                                  ----------  ----------  ----------  ----------  ----------  ----------
   Total other income (loss).....     (1,651)     12,984      14,530      13,408      18,688    (291,689)
                                  ----------  ----------  ----------  ----------  ----------  ----------

TOTAL INCOME.....................    328,220     404,003     616,268     709,484   1,386,947   1,190,741
                                  ----------  ----------  ----------  ----------  ----------  ----------

INTEREST AND OTHER  CHARGES
 Interest on mortgage bonds......    112,548     121,511     227,237     247,477     466,552     502,307
 Interest on other long-
  term debt......................      3,569       8,357       7,143      16,653      16,945      39,302
 Other interest..................     13,281      40,593      27,262      54,733      54,988      85,566
 Distribution on TU
  Electric obligated,
  mandatorily redeemable,
  preferred securities of
  subsidiary trusts holding
  solely debentures of TU
  Electric.......................     18,293       8,250      33,296      16,499      49,798      18,299
 Allowance for borrowed
  funds used during
  construction...................     (2,458)     (2,577)     (4,668)     (6,532)     (9,375)    (12,042)
                                  ----------  ----------  ----------  ----------  ----------  ----------
   Total interest and other
     charges.....................    145,233     176,134     290,270     328,830     578,908     633,432
                                  ----------  ----------  ----------  ----------  ----------  ----------

CONSOLIDATED NET INCOME..........    182,987     227,869     325,998     380,654     808,039     557,309

PREFERRED STOCK DIVIDENDS........      7,102      13,306      19,562      27,725      45,195      67,859
                                  ----------  ----------  ----------  ----------  ----------  ----------
CONSOLIDATED NET INCOME
 AVAILABLE FOR COMMON
 STOCK........................... $  175,885  $  214,563  $  306,436  $  352,929  $  762,844  $  489,450
                                  ==========  ==========  ==========  ==========  ==========  ==========

      See Accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                                                         SIX  MONTHS ENDED
                                                                                                               JUNE 30,
                                                                                                  --------------------------------
                                                                                                    1997                   1996
                                                                                                  ---------              ---------
                                                                                                        THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
 Consolidated net income................................................................          $ 325,998              $ 380,654
 Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization (including amounts charged to fuel).....................            356,763                337,978
  Deferred income taxes -- net..........................................................             69,288                 91,500
  Federal investment tax credits -- net.................................................            (10,611)               (10,714)
  Allowance for equity funds used during construction...................................               (647)                  (899)
  Changes in operating assets and liabilities:
   Accounts receivable..................................................................           (122,082)              (147,168)
   Inventories..........................................................................                899                  7,273
   Accounts payable.....................................................................             23,188                 43,798
   Interest and taxes accrued...........................................................             50,011                 46,108
   Other working capital................................................................             52,620                (14,485)
   Over/(under)-recovered fuel revenue -- net of deferred taxes.........................              6,467                (61,407)
   Other -- net.........................................................................             42,261                  2,976
                                                                                                  ---------              ---------
    Cash provided by operating activities...............................................            794,155                675,614
                                                                                                  ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuances of securities:
  First mortgage bonds..................................................................            106,350                133,010
  TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary
   trusts holding solely debentures of TU Electric......................................            493,273                     --
 Retirements of securities:
  First mortgage bonds..................................................................           (367,150)              (217,605)
  Other long-term debt..................................................................               (600)                  (542)
  Preferred stock.......................................................................           (543,148)               (12,500)
 Change in notes payable:
  Parent................................................................................            306,607                     --
  Commercial paper......................................................................           (253,151)               (30,990)
 Change in notes receivable.............................................................             35,515                (34,724)
 Preferred stock dividends paid.........................................................            (28,724)               (19,982)
 Common stock dividends paid............................................................           (272,832)              (244,608)
 Debt premium, discount, financing and reacquisition expenses...........................            (23,247)                (6,562)
                                                                                                  ---------              ---------
    Cash used in financing activities...................................................           (547,107)              (434,503)
                                                                                                  ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures..............................................................           (200,155)              (175,100)
 Allowance for equity funds used during construction (excluding amount for nuclear fuel)                391                    522
 Change in construction receivables/payables -- net.....................................               (313)                  (249)
 Non-utility property -- net............................................................                263                     --
 Nuclear fuel (excluding allowance for equity funds used during construction)...........            (28,395)               (42,581)
 Other investments......................................................................            (10,488)               (34,472)
                                                                                                  ---------              ---------
    Cash used in investing activities...................................................           (238,697)              (251,880)
                                                                                                  ---------              ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS.................................................              8,351                (10,769)
CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE..........................................             13,005                 22,633
                                                                                                  ---------              ---------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE.............................................          $  21,356              $  11,864
                                                                                                  =========              =========

    See Accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                            JUNE 30,
                                                                             1997        DECEMBER 31,
                                                                          (UNAUDITED)       1996
                                                                          -----------    -----------
                                                                             THOUSANDS OF DOLLARS
ELECTRIC PLANT
 In service:
  Production............................................................  $15,334,275    $15,330,974
  Transmission..........................................................    1,645,845      1,601,628
  Distribution..........................................................    4,556,633      4,442,547
  General...............................................................      433,819        432,178
                                                                          -----------    -----------
   Total................................................................   21,970,572     21,807,327
  Less accumulated depreciation.........................................    5,855,752      5,594,363
                                                                          -----------    -----------
   Electric plant in service, less accumulated depreciation.............   16,114,820     16,212,964
 Construction work in progress..........................................      221,194        210,573
 Nuclear fuel (net of accumulated amortization:  1997 -- $414,678,000;
   1996 -- $369,114,000)................................................      235,676        252,589
 Held for future use....................................................       23,966         24,483
                                                                          -----------    -----------
   Electric plant, less accumulated depreciation and amortization.......   16,595,656     16,700,609
 Less reserve for regulatory disallowances..............................      836,005        836,005
                                                                          -----------    -----------
   Net electric plant...................................................   15,759,651     15,864,604
                                                                          -----------    -----------

INVESTMENTS.............................................................      522,768        508,437
                                                                          -----------    -----------

CURRENT ASSETS
 Cash in banks..........................................................       21,356         13,005
 Special deposits.......................................................          552            552
 Notes receivable -- affiliates.........................................           --         35,515
 Accounts receivable:
  Customers.............................................................      345,243        215,706
  Other.................................................................       15,288         23,282
  Allowance for uncollectible accounts..................................       (4,482)        (5,021)
 Inventories -- at average cost:
  Materials and supplies................................................      181,569        181,405
  Fuel stock............................................................       76,056         77,119
 Prepayments............................................................       43,449         31,758
 Deferred income taxes..................................................       66,019         50,882
 Other current assets...................................................        1,307          2,694
                                                                          -----------    -----------
    Total current assets................................................      746,357        626,897
                                                                          -----------    -----------

DEFERRED DEBITS
 Unamortized regulatory assets..........................................    1,850,413      1,735,306
 Other deferred debits..................................................       64,815         59,695
                                                                          -----------    -----------
    Total deferred debits...............................................    1,915,228      1,795,001
                                                                          -----------    -----------
      Total.............................................................  $18,944,004    $18,794,939
                                                                          ===========    ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        CAPITALIZATION AND LIABILITIES

                                                                                               JUNE 30,
                                                                                                 1997      DECEMBER 31,
                                                                                             (UNAUDITED)       1996
                                                                                             -----------    -----------
                                                                                                THOUSANDS OF DOLLARS
CAPITALIZATION
 Common stock without par value:
  Authorized shares -- 180,000,000
  Outstanding shares: 1997 - 152,252,800; 1996 - 156,800,000...............................  $ 4,595,889    $ 4,732,305
 Retained earnings.........................................................................    1,543,623      1,373,602
                                                                                             -----------    -----------
    Total common stock equity..............................................................    6,139,512      6,105,907
 Preferred stock:
  Not subject to mandatory redemption......................................................      139,140        464,427
  Subject to mandatory redemption..........................................................       20,593        238,391
 TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts
   holding solely debentures of TU Electric................................................      874,865        381,311
 Long-term debt, less amounts due currently................................................    6,040,031      6,310,594
                                                                                             -----------    -----------
    Total capitalization...................................................................   13,214,141     13,500,630
                                                                                             -----------    -----------

CURRENT LIABILITIES
 Notes payable:
  Parent...................................................................................      306,607             --
  Commercial paper.........................................................................           --        253,151
 Long-term debt due currently..............................................................      352,464        338,213
 Accounts payable:
  Affiliates...............................................................................      275,826        126,143
  Other....................................................................................      146,009        136,401
 Dividends declared........................................................................        2,739        148,379
 Customers' deposits.......................................................................       72,712         70,141
 Taxes accrued.............................................................................      173,275        132,514
 Interest accrued..........................................................................      142,197        132,947
 Over-recovered fuel revenue...............................................................       52,934         42,984
 Other current liabilities.................................................................      118,033         57,681
                                                                                             -----------    -----------

    Total current liabilities..............................................................    1,642,796      1,438,554
                                                                                             -----------    -----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
 Accumulated deferred income taxes.........................................................    3,189,698      2,989,612
 Unamortized federal investment tax credits................................................      567,354        577,965
 Other deferred credits and noncurrent liabilities.........................................      330,015        288,178
                                                                                             -----------    -----------
    Total deferred credits and other noncurrent liabilities................................    4,087,067      3,855,755

                                                                                             -----------    -----------
COMMITMENTS AND CONTINGENCIES

      Total................................................................................  $18,944,004    $18,794,939
                                                                                             ===========    ===========

      See Accompany Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES


THE COMPANY AND TU ELECTRIC
---------------------------

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

THE COMPANY
-----------

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

TU ELECTRIC
-----------

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

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.  SHORT-TERM FINANCING

THE COMPANY AND TU ELECTRIC
---------------------------

  In April 1997, the Company, TU Electric and TUC Holding Company (TUC), the new holding company resulting from the completion of the merger transactions involving the Company and ENSERCH Corporation (ENSERCH) (see Note 7), entered into new credit agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements replaced prior lines of credit with two new facilities. Facility A provides for short-term borrowings aggregating up to $570,000,000 outstanding at any one time at variable interest rates and terminates April 23, 1998. Facility B provides for short-term borrowings aggregating up to $1,330,000,000 outstanding at any one time at variable interest rates and terminates April 24, 2002. Prior to the effective date of the merger transactions involving the Company and ENSERCH, the Company's and TU Electric's borrowings under Facilities A and B were limited to an aggregate of up to $1,500,000,000 outstanding at any one time. Upon completion of the merger transactions involving the Company and ENSERCH: (i) TUC will replace the Company as a borrower, (ii) ENSERCH is expected to become a party to the Credit Agreements with ENSERCH borrowings under both facilities limited to an aggregate of up to $650,000,000 outstanding at any one time, and (iii) TUC's, TU Electric's and ENSERCH's borrowings under both facilities will be limited to an aggregate of up to $1,900,000,000 outstanding at any one time. Borrowings under these facilities will be used for working capital and other corporate purposes, including commercial paper backup. The total of short-term borrowings authorized by the Board of Directors of the Company at June 30, 1997 from banks or other lenders, was $2,150,000,000.

3.  CAPITALIZATION

THE COMPANY
-----------

COMMON STOCK

  The Company has purchased from a third party a note that was issued by the Company's Employee Thrift Plan (Thrift Plan) to finance the purchase of shares of common stock (LESOP Shares). The purchase of the note was recorded by the Company as a reduction to common stock equity. LESOP Shares are outstanding shares, but are held by the Thrift Plan trustee until allocated to accounts of participants, at which time increases to common stock equity are recorded. Allocations to participants' accounts during the six months ended June 30, 1997, increased common stock equity by $4,047,000.

  In June 1997, the Company sold 47,000 shares of its authorized but unissued common stock to the Long-Term Incentive Compensation Plan of Texas Utilities Company System as approved at the Company's Annual Meeting of Shareholders held on May 23, 1997.

PREFERRED STOCK

  In March 1997, the Company completed its tender offer for any and all shares of 20 series of TU Electric's preferred stock and depositary shares. The Company funded the purchase of 3,989,640 shares of such stock at a total cost of approximately $404,000,000 primarily through the issuance of commercial paper. In May and June 1997, the Company sold such shares to TU Electric for approximately $408,000,000. (See TU Electric -- Preferred Stock below.)

TU ELECTRIC
-----------

COMMON STOCK

  In June 1997, TU Electric purchased from the Company and retired 4,547,200 shares of its issued and outstanding common stock.

PREFERRED STOCK

  At June 30, 1997 and December 31, 1996, TU Electric had 17,000,000 shares of preferred stock authorized by its articles of incorporation of which 1,624,240 and 7,101,879 shares were issued and outstanding, respectively.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  During the six months ended June 30, 1997, TU Electric redeemed or purchased 5,477,639 shares of its preferred stock (including the 3,989,640 shares tendered to the Company and subsequently sold to TU Electric) with annual dividend rates ranging from 4.00% to 9.64%.

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

  At June 30, 1997 and December 31, 1996, preferred and common trust securities of each TU Electric Capital Trust were outstanding as follows:

                                           UNITS OUTSTANDING                            AMOUNT
                                 ----------------------------------        --------------------------------
       COMPANY                   JUNE 30, 1997    DECEMBER 31, 1996        JUNE 30, 1997  DECEMBER 31, 1996
       -------                   -------------    -----------------        -------------  -----------------
                                                                               THOUSANDS OF DOLLARS

TU Electric Capital I (a)          5,871,044          5,871,044               $140,761          $140,671

TU Electric Capital II (b)...      1,991,253          1,991,253                 47,338            47,301

TU Electric Capital III (c)..      8,000,000          8,000,000                193,425           193,339

TU Electric Capital IV (d)...        100,000                 --                 97,554                --

TU Electric Capital V (e)....        400,000                 --                395,787                --
                                  ----------         ----------               --------          --------
  Total                           16,362,297         15,862,297               $874,865          $381,311
                                  ==========         ==========               ========          ========

_______________________

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

(b) Trust assets are $51,418,575 principal amount, Junior Subordinated Debentures Series B, 9.00% due 9/30/30.

(c) Trust assets are $206,185,575 principal amount, Junior Subordinated Debentures Series C, 8.00% due 12/31/35.

(d) Trust assets are $103,093,000 principal amount, Junior Subordinated Debentures Series D, Floating Interest Rate due 1/30/37.

(e) Trust assets are $412,372,000 principal amount, Junior Subordinated Debentures Series E, 8.175% due 1/30/37.

LONG-TERM DEBT

  In July 1997, the Brazos River Authority, the Sabine River Authority of Texas and the Trinity River Authority of Texas issued $92,290,000 aggregate principal amount of Pollution Control Revenue Refunding Bonds due July 1, 2002 collateralized by TU Electric's First Mortgage Bonds. In February 1997, the Brazos River Authority issued $106,350,000 aggregate principal amount of Pollution Control Revenue Refunding Bonds due February 1, 2032 collateralized by TU Electric's First Mortgage Bonds. All such bonds have variable interest rates and are subject to mandatory tender and remarketing from time to time. The remarketing of the bonds is supported by standby bond purchase agreements. Scheduled payments of interest and of principal at maturity or on mandatory redemption, upon the occurrence of certain events, are supported by insurance policies. Interest rates on all the bonds are determined daily. At June 30, 1997, such rates ranged from 4.10% to 4.25%.

  During the six months ended June 30, 1997, TU Electric redeemed or reacquired the following long-term debt:


                                                 PRINCIPAL
         DESCRIPTION                              AMOUNT       INTEREST RATE     MATURITY
         -----------                           ------------   ---------------   ----------
First mortgage bonds.........................  $100,000,000        9.00%           2022
Pollution control revenue bonds..............   106,350,000   5.41% to 7-7/8%   2017-2021
                                               ------------
  Total......................................  $206,350,000
                                               ============

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  DERIVATIVE INSTRUMENTS

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

INTEREST RATE RISK MANAGEMENT

  At June 30, 1997, Eastern Energy Limited (Eastern Energy) had interest rate swaps outstanding with respect to certain of its debt with an aggregate notional amount of $868,452,000. These swap agreements establish a mix of fixed and variable interest rates on the outstanding debt and have remaining terms between 5 and 20 years.

  In February 1997, TU Electric entered into an interest rate swap agreement with respect to preferred securities of TU Electric Capital IV, with a notional principal amount of $100,000,000 expiring 2002 and a fixed interest rate of 7.183% per annum.

FOREIGN EXCHANGE RISK MANAGEMENT

  The Company's foreign exchange exposures result from transactions denominated in currencies other than the local currency of its foreign subsidiary. At June 30, 1997, Eastern Energy had cross-currency swap agreements outstanding with an aggregate notional amount of $325,716,000 expiring on various dates through 2016.

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

5.  REGULATION AND RATES

TU ELECTRIC
-----------

  In late 1996, as part of its regular earnings monitoring process, the Public Utility Commission of Texas (PUC) staff, after reviewing the 1995 Electric Investor-Owned Utilities Earnings Report of TU Electric, advised the PUC that it believed TU Electric was earning in excess of a reasonable rate of return, and the PUC and TU Electric subsequently began discussions concerning possible remedies. It was decided to limit negotiations to a resolution of issues concerning TU Electric's earnings through 1997, and discussion of a long-term resolution was deferred until it could be determined whether the 1997 Texas legislature, then in session, would enact applicable legislation.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  In July 1997, the PUC issued its final written order approving TU Electric's proposal to make a one-time $80 million refund to its customers in August 1997 billings and to leave rates unchanged during the remainder of 1997. TU Electric recorded the charge in July 1997. The proposal was the result of a joint stipulation in which TU Electric was joined by the PUC General Counsel, on behalf of the PUC Staff and the public interest, the Office of Public Utility Counsel, the state agency charged with representing the interests of residential and small commercial customers, and the Coalition of Cities served by TU Electric. TU Electric is continuing its negotiations with respect to a longer-term settlement of the issues, including a resolution of the appeals of TU Electric's last two general rate cases. TU Electric is unable to predict the outcome of any of these negotiations.

  Also in July 1997, the PUC ruled on TU Electric's petition seeking final reconciliation of all eligible fuel and purchased power expenses incurred during the reconciliation period of July 1, 1992 through June 30, 1995 (approximately $4.7 billion). In the ruling, the PUC disallowed approximately $69 million of eligible fuel related costs incurred during the reconciliation period. The majority of the disallowance (approximately $67 million) is related to replacement fuel costs as a result of the November 1993 collapse of the emissions chimney serving Unit 3 of the Monticello lignite-fueled generating station. In addition, the PUC ruled that approximately $10 million from the gain on sale of sulfur dioxide allowances should be deferred and reconsidered at a future date. TU Electric is still reviewing the ruling, but strongly disagrees with the disallowance and will continue to vigorously defend its position. It is anticipated that TU Electric will file a motion for rehearing. A final written order from the PUC is expected in the near future, the terms of which could vary from the ruling. TU Electric will record the charge upon receipt of a final written order from the PUC.

  TU Electric, in July 1997, petitioned the PUC for and received interim approval of a fuel refund to customers of approximately $67 million, including interest, in over-collected fuel costs for the period October 1995 through May 1997. Such over-collection was primarily due to TU Electric's ability to use less expensive nuclear fuel and purchased power to offset a higher-priced natural gas market during the period. Refunds will be included in August 1997 billings.

6.  COMMITMENTS AND CONTINGENCIES

TU ELECTRIC
-----------

COOLING WATER CONTRACTS

  TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $32,365,000 at June 30, 1997, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TU Electric. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $74,780,000 remaining principal amount of bonds at June 30, 1997, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality.

NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL

  TU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of Comanche Peak nuclear generating station (Comanche Peak), whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in an external trust fund (included in other investments). At June 30, 1997, such reserve totaled $108,659,000 which includes an accrual of $9,089,000 and $18,179,000 for the six and twelve months ended June 30, 1997, respectively. As of June 30, 1997, the market value of assets in the external trust fund for decommissioning of Comanche Peak was $139,360,000. Any difference between the market value of the external trust fund and the decommissioning reserve that represents unrealized gains or losses of the trust fund is treated as a regulatory liability or a regulatory asset. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study during 1992 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities were estimated to be $255,000,000 and $344,000,000, respectively. Decommissioning activities are projected to begin in 2030 and 2033 for

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. TU Electric is recovering such costs based upon the 1992 study through rates placed in effect under its January 1993 rate increase request. An updated site-specific study will be performed and completed by the end of 1997. Actual decommissioning costs are expected to differ from estimates due to changes in the assumed dates of decommissioning activities, regulatory requirements, technology and costs of labor, materials and equipment.

THE COMPANY AND TU ELECTRIC
---------------------------

GENERAL

  In addition to the above, the Company and TU Electric are involved in various legal and administrative proceedings which, in the opinion of the management of each, should not have a material effect upon its financial position, results of operation or cash flows.

7.  SUBSEQUENT EVENT

THE COMPANY
-----------

  On August 5, 1997, the merger transactions (Merger) provided for in a previously announced agreement between the Company and ENSERCH were completed. At the effective time of the Merger: (i) the Company and ENSERCH merged into wholly owned subsidiaries of TUC, which, as a result, now owns all the common stock of the Company and of ENSERCH, (ii) TUC changed its name to Texas Utilities Company, (iii) the Company changed its name to Texas Energy Industries, Inc., (iv) each share of the Company's common stock was automatically converted into one share of common stock of TUC, and (v) each share of common stock of ENSERCH was automatically converted into 0.225 share of common stock of TUC with cash issued in lieu of fractional shares. The share conversions were tax-free transactions.

  Under the terms of the Merger, TUC acquired Lone Star Gas Company (Lone Star
Gas) and Lone Star Pipeline Company (Lone Star Pipeline), the local distribution and pipeline divisions of ENSERCH and other ENSERCH businesses, excluding Enserch Exploration Inc. Lone Star Gas is one of the largest gas distribution companies in the United States and the largest in Texas, serving over 1.3 million customers and providing service through over 23,500 miles of distribution mains. Lone Star Pipeline has one of the largest pipelines in the United States, consisting of 9,200 miles of gathering and transmission pipelines in Texas. Also included in the acquisition are ENSERCH's subsidiaries engaged in natural gas processing, natural gas marketing and independent power production.

  In the Merger, approximately 15,861,000 shares of TUC common stock, with a market value of approximately $550 million at the time of the Merger, were issued to former holders of ENSERCH common stock. Approximately $1.3 billion of ENSERCH's debt and preferred stock will remain outstanding. The acquisition of ENSERCH will be accounted for as a purchase business combination.

INDEPENDENT ACCOUNTANTS' REPORT

Texas Utilities Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company and subsidiaries (the Company) as of June 30, 1997, and the related condensed statements of consolidated income for the three-month, six-month and twelve-month periods ended June 30, 1997 and 1996, and of consolidated cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1996, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 12, 1997, we expressed an unqualified opinion on those consolidated financial statements, which opinion included an explanatory paragraph concerning the Company's change in accounting for the impairment of long-lived assets and long-lived assets to be disposed of. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
Dallas, Texas

August 11, 1997

INDEPENDENT ACCOUNTANTS' REPORT

Texas Utilities Electric Company:

  We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Electric Company and subsidiaries (TU Electric) as of June 30, 1997, and the related condensed statements of consolidated income for the three-month, six-month and twelve-month periods ended June 30, 1997 and 1996, and of consolidated cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of TU Electric's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of TU Electric and subsidiaries as of December 31, 1996, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 12, 1997, we expressed an unqualified opinion on those consolidated financial statements, which opinion included an explanatory paragraph concerning TU Electric's change in accounting for the impairment of long-lived assets and long-lived assets to be disposed of. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
Dallas, Texas

August 11, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

  This report and other presentations made by Texas Utilities Company (Company) and its subsidiaries or Texas Utilities Electric Company and its subsidiaries (TU Electric) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company and TU Electric each believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of the Company or TU Electric to differ materially from those projected in such forward-looking statement: (i) prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission, the Public Utility Commission of Texas
(PUC), the Nuclear Regulatory Commission, and, in the case of the Company, the Office of the Regulator General of Victoria, Australia, with respect to allowed rates of return, industry and rate structure, purchased power and investment recovery, operations of nuclear generating facilities, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, decommissioning costs, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) weather conditions and other natural phenomena, (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns, (iv) competition for retail and wholesale customers, (v) pricing and transportation of crude oil, natural gas and other commodities, (vi) unanticipated changes in interest rates, rates of inflation or in foreign exchange rates, (vii) unanticipated changes in operating expenses and capital expenditures, (viii) capital market conditions, (ix) competition for new energy development opportunities, and (x) legal and administrative proceedings and settlements.

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

GENERAL

  Certain comparisons in this Quarterly Report on Form 10-Q have been affected by the December 1995 acquisition of Eastern Energy Limited (Eastern Energy) by Texas Utilities Australia Pty. Ltd. (TU Australia), a wholly-owned subsidiary of the Company. The results of operation of Eastern Energy are included only for the periods subsequent to acquisition.

FINANCIAL CONDITION

THE COMPANY AND TU ELECTRIC
---------------------------

LIQUIDITY AND CAPITAL RESOURCES

  For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in the Company and TU Electric Annual Reports on Form 10-K for the year 1996 (1996 Form 10-K). Quarterly results presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of the Company and its subsidiaries (System Companies) have occurred subsequent to year-end other than as disclosed in other reports of the Company and TU Electric or included herein.

  External funds of a permanent or long-term nature are obtained through the issuance of common stock, preferred stock, preferred securities and long-term debt by the System Companies. The capitalization ratios of the Company and its subsidiaries at June 30, 1997 consisted of approximately 54% long-term debt, 6% preferred securities of trusts, 1% preferred stock and 39% common stock equity. The capitalization ratios of TU Electric at June 30, 1997 consisted of approximately 46% long-term debt, 7% preferred securities of trusts, 1% preferred stock and 46% common stock equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  In July 1997, the Brazos River Authority, the Sabine River Authority of Texas and the Trinity River Authority of Texas issued $92,290,000 aggregate principal amount of Pollution Control Revenue Refunding Bonds due July 1, 2002 collateralized by TU Electric's First Mortgage Bonds. In February 1997, the Brazos River Authority issued $106,350,000 aggregate principal amount of Pollution Control Revenue Refunding Bonds due February 1, 2032 collateralized by TU Electric's First Mortgage Bonds. All such bonds have variable interest rates and are subject to mandatory tender and remarketing from time to time. The remarketing of the bonds is supported by standby bond purchase agreements. Scheduled payments of interest and of principal at maturity or on mandatory redemption, upon the occurrence of certain events, are supported by insurance policies. Interest rates on all the bonds are determined daily. Currently, such rates range from 3.40% to 3.55%.

  To date in 1997, the System Companies have redeemed, reacquired or made principal payments of $1,191,699,000 (including $1,188,134,000 for TU Electric) on long-term debt and preferred stock. In July 1997, TU Electric completed its purchase of 4,547,200 shares ($316,416,000) of its issued and outstanding common stock from the Company.

  In March 1997, the Company completed its tender offer for any and all shares of 20 series of TU Electric's preferred stock and depositary shares. The Company funded the purchase of 3,989,640 shares of such stock at a total cost of approximately $404,000,000 primarily through the issuance of commercial paper. In May and June 1997, the Company sold such shares to TU Electric for approximately $408,000,000. Upon purchase by TU Electric, the shares were retired. TU Electric's purchase of the shares was funded with excess proceeds from the sale of capital securities in early 1997.

  In April 1997, the Company, TU Electric and TUC Holding Company (TUC), the new holding company resulting from the completion of the merger transactions involving the Company and ENSERCH Corporation (ENSERCH) (see Note 7 to Condensed Consolidated Financial Statements), entered into new credit agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements replaced prior lines of credit with two new facilities. Facility A provides for short-term borrowings aggregating up to $570,000,000 outstanding at any one time at variable interest rates and terminates April 23, 1998. Facility B provides for short-term borrowings aggregating up to $1,330,000,000 outstanding at any one time at variable interest rates and terminates April 24, 2002. Prior to the effective date of the merger transactions involving the Company and ENSERCH, the Company's and TU Electric's borrowings under Facilities A and B were limited to an aggregate of up to $1,500,000,000 outstanding at any one time. Upon completion of the merger transactions involving the Company and ENSERCH: (i) TUC will replace the Company as a borrower, (ii) ENSERCH is expected to become a party to the Credit Agreements with ENSERCH borrowings under both facilities limited to an aggregate of up to $650,000,000 outstanding at any one time, and
(iii) TUC's, TU Electric's and ENSERCH's borrowings under both facilities will be limited to an aggregate of up to $1,900,000,000 outstanding at any one time. Borrowings under these facilities will be used for working capital and other corporate purposes, including commercial paper backup. The total of short-term borrowings authorized by the Board of Directors of the Company at June 30, 1997 from banks or other lenders, was $2,150,000,000.

  The System Companies expect to issue additional debt and equity securities as needed, including (i) the possible future sale by TU Electric of up to $448,850,000 principal amount of First Mortgage Bonds and debt securities, or a combination thereof, currently registered with the Securities and Exchange Commission (SEC) for offering pursuant to Rule 415 under the Securities Act of 1933 and (ii) the possible future sale by TU Electric of up to 250,000 shares of Cumulative Preferred Stock ($100 liquidation value) similarly registered.

  The Company's and TU Electric's operations involve managing market risks related to changes in interest rates and, for the Company, foreign exchange and commodity price exposures. Derivative instruments including swaps and forward contracts are used to reduce and manage a portion of those risks. The Company's and TU Electric's participations in derivative transactions have been designed for hedging purposes and are not held or issued for trading purposes. The Company's foreign exchange exposures result from transactions denominated in currencies other than the local currency of its foreign subsidiary. As of June 30, 1997, the aggregate notional amount of such exposure was $325,716,000. The Company enters into currency swaps to reduce foreign exchange exposure. As of June 30, 1997, net deferred gains and losses associated with the currency swaps were not material. Credit risk relates to the risk of loss that the Company and TU Electric would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Company and TU Electric believe the risk of nonperformance by counterparties is minimal. For other information regarding Derivative Instruments, see Note 4 to Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

REGULATION, RATES AND COMPETITION

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

  In late 1996, as part of its regular earnings monitoring process, the PUC staff, after reviewing the 1995 Electric Investor-Owned Utilities Earnings Report of TU Electric, advised the PUC that it believed TU Electric was earning in excess of a reasonable rate of return, and the PUC and TU Electric subsequently began discussions concerning possible remedies. It was decided to limit negotiations to a resolution of issues concerning TU Electric's earnings through 1997, and discussion of a long-term resolution was deferred until it could be determined whether the 1997 Texas legislature, then in session, would enact applicable legislation.

  In July 1997, the PUC issued its final written order approving TU Electric's proposal to make a one-time $80 million refund to its customers in August 1997 billings and to leave rates unchanged during the remainder of 1997. TU Electric recorded the charge in July 1997. The proposal was the result of a joint stipulation in which TU Electric was joined by the PUC General Counsel, on behalf of the PUC Staff and the public interest, the Office of Public Utility Counsel, the state agency charged with representing the interests of residential and small commercial customers, and the Coalition of Cities served by TU Electric. TU Electric is continuing its negotiations with respect to a longer-term settlement of the issues, including a resolution of the appeals of TU Electric's last two general rate cases. TU Electric is unable to predict the outcome of any of these negotiations.

  Also in July 1997, the PUC ruled on TU Electric's petition seeking final reconciliation of all eligible fuel and purchased power expenses incurred during the reconciliation period of July 1, 1992 through June 30, 1995 (approximately $4.7 billion). In the ruling, the PUC disallowed approximately $69 million of eligible fuel related costs incurred during the reconciliation period. The majority of the disallowance (approximately $67 million) is related to replacement fuel costs as a result of the November 1993 collapse of the emissions chimney serving Unit 3 of the Monticello lignite-fueled generating station. In addition, the PUC ruled that approximately $10 million from the gain on sale of sulfur dioxide allowances should be deferred and reconsidered at a future date. TU Electric is still reviewing the ruling, but strongly disagrees with the disallowance and will continue to vigorously defend its position. It is anticipated that TU Electric will file a motion for rehearing. A final written order from the PUC is expected in the near future, the terms of which could vary from the ruling. TU Electric will record the charge upon receipt of a final written order from the PUC.

  TU Electric, in July 1997, petitioned the PUC for and received interim approval of a fuel refund to customers of approximately $67 million, including interest, in over-collected fuel costs for the period October 1995 through May 1997. Such over-collection was primarily due to TU Electric's ability to use less expensive nuclear fuel and purchased power to offset a higher-priced natural gas market during the period. Refunds will be included in August 1997 billings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  While TU Electric and SESCO have experienced competitive pressures in the wholesale market resulting in a small loss of load for TU Electric since the beginning of 1993, wholesale sales represented a relatively low percentage of TU Electric's consolidated operating revenues for the three-, six- and twelve-month periods ended June 30, 1997. TU Electric and SESCO are unable to predict the extent of future competitive developments in either the wholesale or retail markets or what impact, if any, such developments may have on their operations.

CAPITAL EXPENDITURES

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

THE COMPANY
-----------
BUSINESS MERGERS AND ACQUISITIONS

  On August 5, 1997, the merger transactions (Merger) provided for in a previously announced agreement between the Company and ENSERCH were completed. At the effective time of the Merger: (i) the Company and ENSERCH merged into wholly owned subsidiaries of TUC, which, as a result, now owns all the common stock of the Company and of ENSERCH, (ii) TUC changed its name to Texas Utilities Company, (iii) the Company changed its name to Texas Energy Industries, Inc., (iv) each share of the Company's common stock was automatically converted into one share of common stock of TUC, and (v) each share of common stock of ENSERCH was automatically converted into 0.225 share of common stock of TUC with cash issued in lieu of fractional shares. The share conversions were tax-free transactions.

  Under the terms of the Merger, TUC acquired Lone Star Gas Company (Lone Star
Gas) and Lone Star Pipeline Company (Lone Star Pipeline), the local distribution and pipeline divisions of ENSERCH and other ENSERCH businesses, excluding Enserch Exploration Inc. Lone Star Gas is one of the largest gas distribution companies in the United States and the largest in Texas, serving over 1.3 million customers and providing service through over 23,500 miles of distribution mains. Lone Star Pipeline has one of the largest pipelines in the United States, consisting of 9,200 miles of gathering and transmission pipelines in Texas. Also included in the acquisition are ENSERCH's subsidiaries engaged in natural gas processing, natural gas marketing and independent power production.

  In the Merger, approximately 15,861,000 shares of TUC common stock, with a market value of approximately $550 million at the time of the Merger, were issued to former holders of ENSERCH common stock. Approximately $1.3 billion of ENSERCH's debt and preferred stock will remain outstanding. The acquisition of ENSERCH will be accounted for as a purchase business combination.

RESULTS OF OPERATION

THE COMPANY
-----------

  For the three-, six- and twelve-month periods ended June 30, 1997, the Company's consolidated net income, excluding the after-tax effect of the 1995 asset impairment representing approximately $802 million ($316 million for TU Electric), decreased approximately 21%, 16% and 9% as compared to the respective periods ended June 30, 1996. For the Company and TU Electric, from which most of the Company's consolidated earnings is derived, the major factor affecting earnings for all current periods was milder weather conditions as compared to the respective prior periods.

  The Company's condensed statement of consolidated income for the twelve months ended June 30, 1997, is affected by a full twelve month's results of operation of Eastern Energy, which was acquired by TU Australia in December 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

For the twelve months ended June 30, 1997, the Company's condensed statement of consolidated income includes operating revenues of $496 million, operating expenses of $401 million and interest expense of $82 million, which represent TU Australia's results of operation.

TU ELECTRIC
-----------

  For the three- and six-month periods, operating revenues decreased approximately 7% and 3%, respectively. Operating revenues increased approximately 1% for the twelve-month period. The following table details the factors contributing to these changes:


                                                                          INCREASE (DECREASE)
                                                       ---------------------------------------------------------
                                                       THREE MONTHS ENDED  SIX MONTHS ENDED  TWELVE MONTHS ENDED
                                                       ------------------  ----------------  -------------------
                      FACTORS                                             THOUSANDS OF DOLLARS
                      -------
Base rate revenue (including unbilled)...............   $   (76,321)       $   (83,643)       $     (74,881)
Fuel revenue and power cost recovery factor revenue..       (52,719)           (50,891)              74,893
Transmission service revenue.........................        27,952             56,488               56,488
Other revenue........................................        (6,149)           (12,062)              (9,550)
                                                        -----------        -----------        -------------
 Total...............................................   $  (107,237)       $   (90,108)       $      46,950
                                                        ===========        ===========        =============

  Total energy sales (including unbilled energy sales) for the three-month and six-month periods decreased by approximately 7% and 4% respectively, primarily as a result of milder weather conditions. Total energy sales (including unbilled energy sales) did not change significantly for the twelve-month period. The decrease in base rate revenue for all periods is due primarily to milder weather conditions. The increase in transmission service revenue for the three-, six- and twelve-month periods is due to the recognition of revenues from implementing the PUC's Open Access Transmission Rule.

  Fuel revenue for the three-month and six-month periods decreased as a result of decreases in energy sales. The increase in fuel revenue for the twelve-month period was primarily due to increases in spot market gas prices.

  Fuel and purchased power expense for the three-month and six-month periods decreased 11% and 6%, respectively, and increased 4% for the twelve-month period. The decrease in the three-month and six-month periods was primarily due to decreased energy sales. The increase in the twelve-month period was primarily due to increased spot market gas prices as compared to the prior period.

  Other income and (deductions) -- net was affected for the three-, six- and twelve-month periods by decreases in non-utility property expenses.

  Income tax benefits related to other income (loss) decreased for the three-month and six-month periods primarily due to an IRS audit adjustment reflected in the respective prior periods. The decrease for the six-month period was partially offset by the initial effect of the implementation of a change in TU Electric's state franchise tax status effective January 1, 1997 (see Note 1 to Condensed Consolidated Financial Statements). The resulting increase in TU Electric's effective income tax rate increased the value of its deferred tax assets.

  Interest on mortgage bonds decreased as compared to the prior periods due to reduced interest requirements resulting from TU Electric's refinancing efforts. Decreases in interest on other long-term debt for the three-, six- and twelve-month periods were affected by the prepayment in August and September 1996 of TU Electric's borrowings under a term credit agreement. The decrease in interest on other long-term debt for the twelve-month period was also affected by the prepayment of TU Electric's promissory note to Brazos Electric Power Cooperative in October 1995. Other interest decreased for the three-, six-, and twelve-month periods due primarily to an interest payment related to a settlement with the Internal Revenue Service in June 1996. Preferred securities of trusts distributions resulted from the issuance, in December 1995 and January 1997, of TU Electric obligated, mandatorily redeemable, preferred securities of trusts.

  For the three-, six- and twelve-month periods, preferred stock dividends decreased due primarily to the redemption of significant portions of TU Electric's preferred stock.

                          PART II. OTHER INFORMATION
                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES


ITEM 2.  CHANGES IN SECURITIES

TU ELECTRIC
-----------

   At a special meeting of the shareholders of Texas Utilities Electric Company (TU Electric) held May 20, 1997, amendments to the Restated Articles of Incorporation of TU Electric were approved. (See Item 4. Submission of Matters to a Vote of Security Holders.) The amendments included: (i) elimination of certain restrictions on the issuance of unsecured indebtedness, (ii) elimination of certain restrictions on the repurchase of common stock junior to the preferred stock, (iii) clarification and condensation of the restrictions on the issuance of additional shares of preferred stock, (iv) changing from four to six the number of quarterly dividends that must be in arrears before holders of preferred stock are entitled to certain voting rights, and (v) changing from two-thirds to a majority the number of shares of preferred stock of which consent is required for certain corporate actions.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company

   Texas Utilities Company (Company) held its Annual Meeting of Shareholders on May 23, 1997. The following items were presented to the shareholders with the following results:

                                                                                VOTES
                                                                             WITHHELD OR
                                                                  VOTES FOR    AGAINST    ABSTENTIONS
                                                                 -----------  ----------  -----------

ELECTION OF DIRECTORS
---------------------
J. S. Farrington                                                 193,200,015   1,508,390     None
Bayard H. Friedman                                               193,111,831   1,596,574     None
William M. Griffin                                               193,123,540   1,584,865     None
Kerney Laday                                                     193,168,353   1,540,052     None
Margaret N. Maxey                                                193,131,419   1,576,986     None
James A. Middleton                                               193,229,049   1,479,356     None
Erle Nye                                                         193,215,805   1,492,600     None
J. E. Oesterreicher                                              193,198,611   1,509,794     None
Charles R. Perry                                                 193,162,154   1,540,251     None
Herbert H. Richardson                                            193,167,564   1,540,841     None

SELECTION OF DELOITTE & TOUCHE LLP AS INDEPENDENT ACCOUNTANTS    192,777,074     991,155      940,176
-------------------------------------------------------------

APPROVAL OF LONG-TERM INCENTIVE PLAN                             173,573,904  18,646,416    2,488,085
------------------------------------
A comprehensive, stock-based incentive compensation plan
of the Company to assist the Company in attracting, retaining and motivating executive officers and other key employees.
The Plan will be administered entirely by outside directors.


TU ELECTRIC
-----------

   Certain amendments to TU Electric's Restated Articles of Incorporation were approved by shareholders of TU Electric at a special meeting of shareholders of TU Electric held on May 20, 1997. (See Item 2. Changes in Securities.) Approval of the amendments required the affirmative vote of (i) two-thirds of the outstanding shares of common stock entitled to vote and (ii) with respect to those amendments which affected the rights of holders of preferred stock, two-thirds of the outstanding shares of preferred stock, voting together as a class. At the time of the meeting, the Company owned all shares of TU Electric's common stock and approximately 71% of the outstanding shares of TU Electric's preferred stock.

   The Company voted all shares of common stock for the amendments. Of the outstanding shares of preferred stock, 5,017,963 voted for the amendments, including 3,632,149 which were held by the Company, and 29,716.25 voted against the amendments. There were 8,976 abstentions and broker non-votes, none of which was counted as an affirmative vote.

                          PART II. OTHER INFORMATION
                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES


ITEM 5.  OTHER INFORMATION

THE COMPANY
-----------

   On August 5, 1997, the merger transactions (Merger) provided for in a previously announced agreement between the Company and ENSERCH Corporation (ENSERCH) were completed. At the effective time of the Merger: (i) the Company and ENSERCH merged into wholly owned subsidiaries of TUC, which, as a result, now owns all the common stock of the Company and of ENSERCH, (ii) TUC changed its name to Texas Utilities Company, (iii) the Company changed its name to Texas Energy Industries, Inc., (iv) each share of the Company's common stock was automatically converted into one share of common stock of TUC, and (v) each share of common stock of ENSERCH was automatically converted into 0.225 share of common stock of TUC with cash issued in lieu of fractional shares. The share conversions were tax-free transactions.

   Under the terms of the Merger, TUC acquired Lone Star Gas Company (Lone Star
Gas) and Lone Star Pipeline Company (Lone Star Pipeline), the local distribution and pipeline divisions of ENSERCH and other ENSERCH businesses, excluding Enserch Exploration Inc. Lone Star Gas is one of the largest gas distribution companies in the United States and the largest in Texas, serving over 1.3 million customers and providing service through over 23,500 miles of distribution mains. Lone Star Pipeline has one of the largest pipelines in the United States, consisting of 9,200 miles of gathering and transmission pipelines in Texas. Also included in the acquisition are ENSERCH's subsidiaries engaged in natural gas processing, natural gas marketing and independent power production.

   In the Merger, approximately 15,861,000 shares of TUC common stock, with a market value of approximately $550 million at the time of the Merger, were issued to former holders of ENSERCH common stock. Approximately $1.3 billion of ENSERCH's debt and preferred stock will remain outstanding. The acquisition of ENSERCH will be accounted for as a purchase business combination.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

THE COMPANY AND TU ELECTRIC
---------------------------

 (a) Exhibits filed as a part of Part II are:

     4(a) - Restated Articles of Incorporation of TU Electric.

     4(b) - Fifty-eighth Supplemental Indenture, dated as of July 1, 1997, to the Texas Utilities Electric Company Mortgage and Deed of Trust, dated as of December 1, 1983, between TU Electric and Irving Trust Company (now the Bank of New York), Trustee.

     10   - Long-Term Incentive Compensation Plan of Texas Utilities Company
            System.

     15   - Letters from Deloitte & Touche LLP as to unaudited interim financial information

            15(a)  Texas Utilities Company
            15(b)  Texas Utilities Electric Company

     27   - Financial Data Schedules
            27(a)  Texas Utilities Company
            27(b)  Texas Utilities Electric Company

 (b) Reports on Form 8-K filed since March 31, 1997:

     None.

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                TEXAS ENERGY INDUSTRIES, INC.
                                              (formerly Texas Utilities Company)



                                              By  /s/ Marc D. Moseley
                                                -----------------------------
                                                       Marc D. Moseley
                                                    Controller and Principal
                                                       Accounting Officer


Date:  August 11, 1997


--------------------------------------------------------------------------------

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             TEXAS UTILITIES ELECTRIC COMPANY

                                              By  /s/ Marc D. Moseley
                                                -----------------------------
                                                       Marc D. Moseley
                                                    Controller and Principal
                                                       Accounting Officer


Date:  August 11, 1997

                               INDEX TO EXHIBITS


EXHIBIT
   NO.                  DESCRIPTION OF EXHIBIT
-------                 ----------------------


  4(a)  -   Restated Articles of Incorporation of Texas Utilities Electric
            Company.

  4(b)  -   Fifty-eighth Supplemental Indenture, dated as of July 1, 1997, to the Texas Utilities Electric Company Mortgage and Deed of Trust, dated as of December 1, 1983, between TU Electric and Irving Trust
            Company (now the Bank of New York), Trustee.

  10    -   Long-Term Incentive Compensation Plan of Texas Utilities Company
            System.

  15    -   Letters from Deloitte & Touche LLP as to unaudited interim financial information
                15(a)             Texas Utilities Company
                15(b)             Texas Utilities Electric Company

 27     -   Financial Data Schedules
                27(a)             Texas Utilities Company
                27(b)             Texas Utilities Electric Company