Form 10-Q
period 1997-09-30
TEXAS ENERGY INDUSTRIES INC; TEXAS UTILITIES ELECTRIC CO
filed 1997-11-14
CIK 97561, 710182

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ---------------------

                                   FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                   -- OR --

        (_)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

                            TEXAS UTILITIES COMPANY
                        (formerly TUC Holding Company)

   A Texas Corporation                           I.R.S. Employer Indentification
Commission File Number 1-12833                            No. 75-2669310

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

                             ---------------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes    X        No________
   ---------

COMMON STOCK OUTSTANDING AT OCTOBER 31, 1997:
Texas Utilities Company: 237,756,829 shares, without par value.
Texas Utilities Electric Company: 147,705,600 shares, without par value.


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

================================================================================

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION                                       PAGE
                                                                      ----
          Item 1.  Financial Statements

               TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                    Condensed Statements of Consolidated Income -
                    Three, Nine and Twelve Months Ended September 30,
                    1997 and 1996.....................................  3

                    Condensed Statements of Consolidated Cash Flows -
                    Nine Months Ended September 30, 1997 and 1996.....  4

                    Condensed Consolidated Balance Sheets -
                    September 30, 1997 and December 31, 1996..........  5

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES

                    Condensed Statements of Consolidated Income -
                    Three, Nine and Twelve Months Ended September 30,
                    1997 and 1996.....................................  7

                    Condensed Statements of Consolidated Cash Flows -
                    Nine Months Ended September 30, 1997 and 1996.....  8

                    Condensed Consolidated Balance Sheets -
                    September 30, 1997 and December 31, 1996..........  9

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS... 11

               INDEPENDENT ACCOUNTANTS' REPORTS....................... 19

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operation................ 21

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings................................. 28
          Item 6.   Exhibits and Reports on Form 8-K.................. 28

SIGNATURES............................................................ 29

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)

                                    THREE MONTHS ENDED      NINE MONTHS ENDED       TWELVE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,            SEPTEMBER 30,
                                    ------------------      -----------------       -------------------
                                     1997        1996        1997        1996        1997        1996
                                     ----        ----        ----        ----        ----        ----
                                                           THOUSANDS OF DOLLARS
OPERATING REVENUES..............  $2,264,945  $1,930,097  $5,347,234  $5,085,310  $6,812,852  $6,350,066
                                  ----------  ----------  ----------  ----------  ----------  ----------

OPERATING EXPENSES
 Fuel and purchased power.......     670,460     600,681   1,661,855   1,637,132   2,161,032   2,004,436
 Gas purchased for resale.......     205,343          --     205,343          --     205,343          --
 Operation and maintenance......     390,820     301,304   1,061,973     900,438   1,417,815   1,200,352
 Depreciation and amortization..     172,865     155,664     489,656     463,417     646,744     609,299
 Taxes other than income........     140,413     128,838     401,627     390,728     545,743     531,105
                                  ----------  ----------  ----------  ----------  ----------  ----------
  Total operating expenses......   1,579,901   1,186,487   3,820,454   3,391,715   4,976,677   4,345,192
                                  ----------  ----------  ----------  ----------  ----------  ----------

OPERATING INCOME................     685,044     743,610   1,526,780   1,693,595   1,836,175   2,004,874

OTHER INCOME AND (DEDUCTIONS) -
 NET............................      (3,635)      5,570     (13,504)      4,778     (19,429)     15,078
                                  ----------  ----------  ----------  ----------  ----------  ----------

TOTAL INCOME....................     681,409     749,180   1,513,276   1,698,373   1,816,746   2,019,952
                                  ----------  ----------  ----------  ----------  ----------  ----------

INTEREST AND OTHER CHARGES
  Interest......................     201,089     193,178     564,780     610,002     752,671     789,815
  Allowance for borrowed funds
   used during construction.....     ( 1,770)     (2,716)     (6,708)     (9,253)     (8,704)    (10,171)
  Distributions on TU Electric
  obligated, mandatorily
   redeemable, preferred securities
   of subsidiary trusts holding
   solely debentures
   of TU Electric...............      18,127       8,250      51,423      24,749      59,675      26,550
  Preferred stock dividends
   of subsidiaries..............       5,476      13,120      21,494      40,845      34,008      59,845
                                  ----------  ----------  ----------  ----------  ----------  ----------
   Total interest and other
    charges.....................     222,922     211,832     630,989     666,343     837,650     866,039
                                  ----------  ----------  ----------  ----------  ----------  ----------

INCOME BEFORE INCOME TAXES......     458,487     537,348     882,287   1,032,030     979,096   1,153,913

INCOME TAX EXPENSE..............     168,877     179,365     317,132     345,016     347,348     387,671
                                  ----------  ----------  ----------  ----------  ----------  ----------

CONSOLIDATED NET INCOME.........  $  289,610  $  357,983  $  565,155  $  687,014  $  631,748  $  766,242
                                  ==========  ==========  ==========  ==========  ==========  ==========

Average shares of common stock
outstanding (thousands).........     233,283     224,603     227,500     225,346     226,776     225,469

Earnings and dividends per share
 of common stock:
 Earnings (on average shares
 outstanding)...................    $   1.24    $   1.59    $   2.48    $   3.05    $   2.79    $   3.40
 Dividends declared.............    $  0.525    $   0.50    $  1.575    $   1.50    $   2.10    $   2.00

    See Accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                -----------------
                                                                                1997         1996
                                                                                ----         ----
                                                                              THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
 Consolidated net income........................................           $  565,155      $  687,014
 Adjustments to reconcile
  consolidated net income to cash
  provided by operating activities:
  Depreciation and amortization
   (including amounts charged to fuel)..........................              620,415         580,107
  Deferred income taxes -- net..................................               81,642         155,807
  Federal investment tax credits -- net.........................              (17,095)        (17,504)
  Allowance for equity funds used
   during construction..........................................               (3,818)         (1,292)
  Other.........................................................               80,061              --
  Changes in operating assets and liabilities:
   Accounts receivable..........................................             (291,519)       (132,445)
   Inventories..................................................               (4,724)         20,117
   Accounts payable.............................................              122,105          71,741
   Interest and taxes accrued...................................               21,723          53,419
   Other working capital........................................               82,943         (32,595)
   Over/(under)-recovered fuel revenue -- net of deferred
    taxes.......................................................              (63,245)        (41,077)
   Other -- net.................................................               72,932          50,301
                                                                           ----------      ----------
     Cash provided by operating activities......................            1,266,575       1,393,593
                                                                           ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES
 Issuances of securities:
  First mortgage bonds..........................................              198,640         244,225
  Other long-term debt..........................................              309,964         300,000
  TU Electric obligated, mandatorily redeemable, preferred
   securities of subsidiary trusts holding solely debentures of
   TU Electric..................................................              493,273              --
 Retirements of securities:
  First mortgage bonds..........................................             (634,467)       (475,847)
  Other long-term debt..........................................             (623,883)       (318,942)
  Preferred stock of subsidiaries...............................             (553,093)        (37,769)
  Common stock..................................................              (97,333)        (51,636)
 Change in notes payable:
  Commercial paper..............................................              784,739         (60,045)
  Banks.........................................................             (269,789)       (169,590)
 Common stock dividends paid....................................             (356,591)       (338,761)
 Debt premium, discount, financing and reacquisition
  expenses......................................................              (31,399)        (41,044)
                                                                           ----------      ----------
     Cash used in financing activities..........................             (779,939)       (949,409)
                                                                           ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures......................................             (376,914)       (304,205)
 Allowance for equity funds used during construction (excluding
  amount for nuclear fuel)......................................                1,992             719
 Change in construction receivables/payables -- net.............                 (672)            994
 Non-utility property -- net....................................              (29,388)         (6,431)
 Nuclear fuel (excluding allowance for equity funds used during
  construction).................................................              (39,637)        (50,712)
 Other investments..............................................              (17,774)        (73,543)
                                                                           ----------      ----------
     Cash used in investing activities..........................             (462,393)       (433,178)
                                                                           ----------      ----------
EFFECT OF EXCHANGE RATE CHANGES.................................                1,761            (300)
                                                                           ----------      ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS.........................               26,004          10,706

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE..................               15,845          24,853
                                                                           ----------      ----------
CASH AND CASH EQUIVALENTS --  ENDING BALANCE....................           $   41,849      $   35,559
                                                                           ==========      ==========


    See Accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                                   September 30,
                                                                                      1997         December 31,
                                                                                   (Unaudited)         1996
                                                                                   -----------     ------------
                                                                                       Thousands of Dollars
PROPERTY,  PLANT AND EQUIPMENT
 In service:
  Electric........................................................................
    Production....................................................................  $16,282,213   $16,277,151
    Transmission..................................................................    1,664,733     1,607,925
    Distribution..................................................................    5,790,720     5,655,677
    General.......................................................................      504,966       503,688
                                                                                    -----------   -----------
       Total electric.............................................................   24,242,632    24,044,441
  Gas.............................................................................    1,186,363            --
                                                                                    -----------   -----------
    Total property, plant and equipment in service................................   25,428,995    24,044,441
  Less accumalated depreciation...................................................    6,572,305     6,127,610
                                                                                    -----------   -----------
    Net property, plant and equipment in service..................................   18,856,690    17,916,831
 Construction work in progress....................................................      243,998       240,612
 Nuclear fuel (net of accumulated amortization: 1997 -- $439,133,000;
   1996 -- $369,114,000)..........................................................      224,033       252,589
 Held for future use..............................................................       23,966        24,483
                                                                                    -----------   -----------
   Property, plant and equipment, less accumulated depreciation and amortization..   19,348,687    18,434,515
 Less reserve for regulatory disallowances........................................      836,005       836,005
                                                                                    -----------   -----------
   Net property,  plant and equipment.............................................   18,512,682    17,598,510
                                                                                    -----------   -----------

INVESTMENTS
 Goodwill (net of accumulated amortization).......................................    1,281,077       526,410
 Other investments................................................................      814,546       631,813
                                                                                    -----------   -----------
    Total investments.............................................................    2,095,623     1,158,223
                                                                                    -----------   -----------

CURRENT ASSETS
 Cash and cash equivalents........................................................       41,849        15,845
 Special deposits.................................................................        2,441           805
 Accounts receivable:
  Customers.......................................................................      749,796       290,111
  Other...........................................................................       62,159        44,032
  Allowance for uncollectible accounts............................................      (11,604)       (6,262)
 Inventories -- at average cost:
  Materials and supplies..........................................................      208,819       200,601
  Fuel stock......................................................................       74,774        77,227
  Gas stored underground..........................................................      152,314        44,472
 Prepayments......................................................................       81,783        56,324
 Deferred income taxes............................................................       61,285        40,021
 Other current assets.............................................................       78,462        13,279
                                                                                    -----------   -----------
    Total current assets..........................................................    1,502,078       776,455
                                                                                    -----------   -----------

DEFERRED DEBITS
 Unamortized regulatory assets....................................................    1,835,746     1,753,418
 Under-recovered fuel revenue.....................................................       54,373            --
 Other deferred debits............................................................      169,576        89,101
                                                                                    -----------   -----------
    Total deferred debits.........................................................    2,059,695     1,842,519
                                                                                    -----------   -----------

        Total.....................................................................  $24,170,078   $21,375,707
                                                                                    ===========   ===========

    See Accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        CAPITALIZATION AND LIABILITIES

                                                                                             SEPTEMBER 30,
                                                                                                 1997      DECEMBER 31,
                                                                                              (UNAUDITED)     1996
                                                                                              -----------  ------------
                                                                                                 THOUSANDS OF DOLLARS
CAPITALIZATION
 Common stock without par value -- net:
   Authorized shares -- 500,000,000
   Outstanding shares: 1997 - 237,756,829; 1996 - 224,602,557..............................  $ 5,296,772   $ 4,787,047
 Retained earnings.........................................................................    1,374,125     1,202,390
 Cumulative currency translation adjustment................................................      (16,677)       43,476
                                                                                             -----------   -----------
     Total common stock equity.............................................................    6,654,220     6,032,913
 Preferred stock of subsidiaries:
   Not subject to mandatory redemption.....................................................      304,194       464,427
   Subject to mandatory redemption.........................................................       20,596       238,391
 TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts
   holding solely debentures of TU Electric................................................      875,005       381,311
 Long-term debt, less amounts due currently................................................    9,094,826     8,668,111
                                                                                             -----------   -----------
     Total capitalization..................................................................   16,948,841    15,785,153
                                                                                             -----------   -----------

CURRENT LIABILITIES
 Notes payable:
   Commercial paper........................................................................      694,697       253,151
   Banks...................................................................................       43,067        69,788
 Long-term debt due currently..............................................................      348,544       356,076
 Accounts payable..........................................................................      642,516       336,391
 Dividends declared........................................................................      129,256       129,879
 Customers' deposits.......................................................................       90,162        80,390
 Taxes accrued.............................................................................      204,182       143,424
 Interest accrued..........................................................................      170,710       156,758
 Over-recovered fuel revenue...............................................................           --        42,984
 Other current liabilities.................................................................      320,741        90,485
                                                                                             -----------   -----------
     Total current liabilities.............................................................    2,643,875     1,659,326
                                                                                             -----------   -----------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
 Accumulated deferred income taxes.........................................................    2,983,588     2,801,626
 Unamortized federal investment tax credits................................................      576,113       589,713
 Other deferred credits and noncurrent liabilities.........................................    1,017,661       539,889
                                                                                             -----------   -----------
     Total deferred credits and other noncurrent liabilities...............................    4,577,362     3,931,228

COMMITMENTS AND CONTINGENCIES

                                                                                             -----------   -----------
        Total..............................................................................  $24,170,078   $21,375,707
                                                                                             ===========   ===========

    See Accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)

                                                           THREE MONTHS ENDED      NINE MONTHS ENDED         TWELVE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,              SEPTEMBER 30,
                                                           ------------------      -----------------         -------------------
                                                            1997        1996       1997        1996           1997        1996
                                                            ----        ----       ----        ----           ----        ----
                                                                                 THOUSANDS OF DOLLARS
OPERATING REVENUES....................................   $1,851,356  $1,787,412  $4,668,356  $4,694,520    $6,003,446  $5,918,587
                                                         ----------  ----------  ----------  ----------    ----------  ----------
OPERATING EXPENSES
 Fuel and purchased power.............................      637,943     553,077   1,540,005   1,510,370     1,995,390   1,881,821
 Operation and maintenance............................      289,096     263,929     892,983     793,286     1,211,608   1,073,520
 Depreciation and amortization........................      143,468     140,991     429,213     419,788       571,327     558,583
 Income taxes.........................................      178,991     185,294     355,132     383,125       393,020     430,283
 Taxes other than income..............................      124,948     121,851     372,375     369,605       509,202     503,847
                                                         ----------  ----------  ----------  ----------    ----------  ----------
  Total operating expenses............................    1,374,446   1,265,142   3,589,708   3,476,174     4,680,547   4,448,054
                                                         ----------  ----------  ----------  ----------    ----------  ----------

OPERATING INCOME......................................      476,910     522,270   1,078,648   1,218,346     1,322,899   1,470,533
                                                         ----------  ----------  ----------  ----------    ----------  ----------

OTHER INCOME
 Allowance for equity funds used during construction..        3,153         373       3,800       1,272         4,077       7,988
 Other income and (deductions) -- net.................         (465)      6,272        (740)      1,362        (1,600)      1,732
 Income tax benefit (expense).........................       (2,464)     (2,236)     11,694      15,183        12,025      17,090
                                                         ----------  ----------  ----------  ----------    ----------  ----------
   Total other income.................................          224       4,409      14,754      17,817        14,502      26,810
                                                         ----------  ----------  ----------  ----------    ----------  ----------

TOTAL INCOME..........................................      477,134     526,679   1,093,402   1,236,163     1,337,401   1,497,343
                                                         ----------  ----------  ----------  ----------    ----------  ----------

INTEREST AND OTHER  CHARGES
  Interest on mortgage bonds..........................      108,654     122,285     335,891     369,762       452,921     495,671
  Interest on other long-term debt....................        6,071       6,205      13,214      22,858        16,811      32,627
  Other interest......................................       23,873      13,215      51,135      67,948        65,646      84,082
  Distribution on TU Electric obligated, mandatorily
   redeemable, preferred securities of subsidiary
   trusts holding solely debentures of TU Electric....       18,127       8,250      51,423      24,749        59,675      26,550
  Allowance for borrowed funds used during
   construction.......................................       (1,583)     (2,714)     (6,251)     (9,246)       (8,245)    (10,161)
                                                         ----------  ----------  ----------  ----------    ----------  ----------
    Total interest and other charges..................      155,142     147,241     445,412     476,071       586,808     628,769
                                                         ----------  ----------  ----------  ----------    ----------  ----------

CONSOLIDATED NET INCOME...............................      321,992     379,438     647,990     760,092       750,593     868,574

PREFERRED STOCK DIVIDENDS.............................        3,598      13,120      23,160      40,845        35,674      59,845
                                                         ----------  ----------  ----------  ----------    ----------  ----------

CONSOLIDATED NET INCOME AVAILABLE FOR
 COMMON STOCK.........................................   $  318,394  $  366,318  $  624,830  $  719,247    $  714,919  $  808,729
                                                         ==========  ==========  ==========  ==========    ==========  ==========

    See Accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                        NINE  MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      ----------------------
                                                                       1997            1996
                                                                       ----            ----
                                                                       THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
 Consolidated net income........................................... $  647,990    $   760,092
 Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization (including amounts charged to fuel)    537,365        513,157
  Deferred income taxes -- net.....................................    102,302        125,822
  Federal investment tax credits -- net............................    (15,916)       (16,323)
  Allowance for equity funds used during construction..............     (3,800)        (1,272)
  Other............................................................     80,061             --
  Changes in operating assets and liabilities:
   Accounts receivable.............................................   (249,350)      (107,196)
   Inventories.....................................................        189          9,172
   Accounts payable................................................     77,639         55,465
   Interest and taxes accrued......................................     71,108        119,803
   Other working capital...........................................     45,933        (35,257)
   Over/(under)-recovered fuel revenue -- net of deferred taxes....    (63,282)       (41,077)
   Other -- net....................................................     66,144         13,355
                                                                    ----------    -----------
     Cash provided by operating activities.........................  1,296,383      1,395,741
                                                                    ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuances of securities:
  First mortgage bonds.............................................    198,640        244,225
  Other long-term debt.............................................    300,000             --
  TU Electric obligated, mandatorily redeemable, preferred
   securities of subsidiary trusts holding solely
   debentures of TU Electric.......................................    493,273             --
 Retirements of securities:
  First mortgage bonds.............................................   (634,440)      (475,820)
  Other long-term debt.............................................       (910)      (301,106)
  Preferred stock..................................................   (553,093)       (37,769)
  Common stock.....................................................   (136,416)            --
 Change in notes payable -- commercial paper.......................   (253,151)       (96,990)
 Change in notes receivable -- affiliates..........................    (15,982)       (36,622)
 Preferred stock dividends paid....................................    (32,495)       (41,659)
 Common stock dividends paid.......................................   (272,832)      (244,608)
 Debt premium, discount, financing and reacquisition expenses......    (25,742)       (38,623)
                                                                    ----------    -----------
     Cash used in financing activities.............................   (933,148)    (1,028,972)
                                                                    ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures.........................................   (310,298)      (266,411)
 Allowance for equity funds used during construction (excluding
  amount for nuclear fuel).........................................      1,973            699
 Change in construction receivables/payables -- net................       (672)          (994)
 Non-utility property -- net.......................................      1,012             --
 Nuclear fuel (excluding allowance for equity funds used during
  construction)....................................................    (39,637)       (50,712)
 Other investments.................................................    (12,238)       (39,306)
                                                                    ----------    -----------
     Cash used in investing activities.............................   (359,860)      (356,724)
                                                                    ----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS............................      3,375         10,045

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE.....................     13,005         22,633

                                                                    ----------    -----------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE........................ $   16,380    $    32,678
                                                                    ==========    ===========

    See Accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                          SEPTEMBER 30,
                                                                               1997       DECEMBER 31,
                                                                           (UNAUDITED)        1996
                                                                            ---------     ------------
                                                                               THOUSANDS OF DOLLARS
ELECTRIC PLANT
 In service:
  Production............................................................    $15,337,913    $15,330,974
  Transmission..........................................................      1,658,309      1,601,628
  Distribution..........................................................      4,654,064      4,442,547
  General...............................................................        434,360        432,178
                                                                            -----------    -----------
    Total...............................................................     22,084,646     21,807,327
  Less accumulated depreciation.........................................      5,985,207      5,594,363
                                                                            -----------    -----------
    Net electric plant in service.......................................     16,099,439     16,212,964
 Construction work in progress..........................................        202,267        210,573
 Nuclear fuel (net of accumulated amortization:  1997 -- $439,133,000;
   1996 -- $369,114,000)................................................        224,033        252,589
 Held for future use....................................................         23,966         24,483
                                                                            -----------    -----------
    Electric plant, less accumulated depreciation and amortization......     16,549,705     16,700,609
 Less reserve for regulatory disallowances..............................        836,005        836,005
                                                                            -----------    -----------
    Net electric plant..................................................     15,713,700     15,864,604
                                                                            -----------    -----------

INVESTMENTS.............................................................        528,233        508,437
                                                                            -----------    -----------

CURRENT ASSETS
 Cash and cash equivalents..............................................         16,380         13,005
 Special deposits.......................................................            552            552
 Notes receivable -- affiliates.........................................         51,497         35,515
 Accounts receivable:
  Customers.............................................................        474,120        215,706
  Other.................................................................         16,132         23,282
  Allowance for uncollectible accounts..................................         (6,935)        (5,021)
 Inventories -- at average cost:
  Materials and supplies................................................        183,561        181,405
  Fuel stock............................................................         74,774         77,119
 Prepayments............................................................         50,319         31,758
 Deferred income taxes..................................................         51,473         50,882
 Other current assets...................................................          1,052          2,694
                                                                            -----------    -----------
    Total current assets................................................        912,925        626,897
                                                                            -----------    -----------

DEFERRED DEBITS
 Unamortized regulatory assets..........................................      1,818,595      1,735,306
 Under-recovered fuel revenue...........................................         54,373             --
 Other deferred debits..................................................         99,423         59,695
                                                                            -----------    -----------
    Total deferred debits...............................................      1,972,391      1,795,001
                                                                            -----------    -----------

      Total.............................................................    $19,127,249    $18,794,939
                                                                            ===========    ===========

    See Accompanying Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        CAPITALIZATION AND LIABILITIES

                                                                                             SEPTEMBER 30,
                                                                                                  1997       DECEMBER 31,
                                                                                              (UNAUDITED)        1996
                                                                                               ---------     ------------
                                                                                                  THOUSANDS OF DOLLARS
CAPITALIZATION
 Common stock without par value:
  Authorized shares -- 180,000,000
  Outstanding shares: 1997 - 147,705,600; 1996 - 156,800,000...............................    $ 4,459,473    $ 4,732,305
 Retained earnings.........................................................................      1,862,016      1,373,602
                                                                                               -----------    -----------
   Total common stock equity...............................................................      6,321,489      6,105,907
 Preferred stock:
  Not subject to mandatory redemption......................................................        129,194        464,427
  Subject to mandatory redemption..........................................................         20,596        238,391
 TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts
  holding solely debentures of TU Electric.................................................        875,005        381,311
 Long-term debt, less amounts due currently................................................      6,191,555      6,310,594
                                                                                               -----------    -----------
   Total capitalization....................................................................     13,537,839     13,500,630
                                                                                               -----------    -----------

CURRENT LIABILITIES
 Notes payable -- commercial paper.........................................................             --        253,151
 Long-term debt due currently..............................................................        327,491        338,213
 Accounts payable:
  Affiliates...............................................................................        306,751        126,143
  Other....................................................................................        169,176        136,401
 Dividends declared........................................................................          2,562        148,379
 Customers' deposits.......................................................................         73,437         70,141
 Taxes accrued.............................................................................        206,098        132,514
 Interest accrued..........................................................................        130,471        132,947
 Over-recovered fuel revenue...............................................................             --         42,984
 Other current liabilities.................................................................        117,236         57,681

                                                                                               -----------    -----------
   Total current liabilities...............................................................      1,333,222      1,438,554
                                                                                               -----------    -----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
 Accumulated deferred income taxes.........................................................      3,238,302      2,989,612
 Unamortized federal investment tax credits................................................        562,049        577,965
 Other deferred credits and noncurrent liabilities.........................................        455,837        288,178
                                                                                               -----------    -----------
   Total deferred credits and other noncurrent liabilities.................................      4,256,188      3,855,755

COMMITMENTS AND CONTINGENCIES

                                                                                               -----------    -----------
      Total................................................................................    $19,127,249    $18,794,939
                                                                                               ===========    ===========

    See Accompanying Notes to Condensed Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS MERGERS AND ACQUISITIONS

TUC
---

     On August 5, 1997, the merger transactions (Merger) provided for in a previously announced agreement between Texas Utilities Company, now known as Texas Energy Industries, Inc. (TEI) and ENSERCH Corporation (ENSERCH) were completed. At the effective time of the Merger: (i) Texas Utilities Company changed its name to TEI, (ii) TEI and ENSERCH merged with wholly-owned subsidiaries of TUC Holding Company, which now owns all the common stock of TEI and of ENSERCH, (iii) TUC Holding Company changed its name to Texas Utilities Company (TUC), (iv) each share of TEI's common stock was automatically converted into one share of common stock of TUC, and (v) each share of common stock of ENSERCH was automatically converted into 0.225 share of common stock of TUC, with cash issued in lieu of fractional shares. The share conversions were tax-free transactions.

     Businesses and subsidiaries acquired in the Merger were Lone Star Gas Company (Lone Star Gas), one of the largest gas distribution companies in the United States and the largest in Texas, serving over 1.3 million customers and providing service through over 23,500 miles of distribution mains; Lone Star Pipeline Company (Lone Star Pipeline), one of the largest pipelines in the United States, consisting of 8,000 miles of gathering and transmission pipelines in Texas; and subsidiaries engaged in natural gas processing, natural gas marketing, independent power production and international gas distribution systems development.

     In the Merger, 15,861,272 shares of TUC common stock, valued at approximately $565 million, were issued to former holders of ENSERCH common stock. At the date of the Merger, ENSERCH had debt and preferred stock outstanding of approximately $1.3 billion. (See Note 4.)

     The acquisition of ENSERCH was accounted for as a purchase business combination. The assets and liabilities of ENSERCH, at the Merger date, August 5, 1997, were adjusted to their estimated fair values, and the excess of the purchase price paid by TUC over the estimated fair value of ENSERCH's net assets acquired and liabilities assumed was recorded as goodwill on ENSERCH's balance sheet and is being amortized over 40 years. The process of determining the fair value of assets and liabilities at the Merger date is continuing, and the final result awaits the resolution of income tax and other contingencies and finalization of some preliminary estimates. ENSERCH's results of operation, as of the date of the acquisition, are reflected in the consolidated financial statements of TUC and its subsidiaries.

     In August 1997, TUC announced that it had entered into a definitive agreement to acquire Lufkin-Conroe Communications Co. (LCC). LCC is the parent company of Lufkin-Conroe Telephone Exchange, Inc. (LCTX) and Lufkin-Conroe Telecommunications Corporation (LCT) and its subsidiaries. LCTX is an independent local exchange carrier which has provided telephone services for almost 100 years, and as of September 1997, was the fourth largest telephone company in Texas (28th largest in the United States). LCTX has sixteen exchanges that serve approximately 100,000 access lines in the Alto, Conroe and Lufkin areas of southeast Texas. It also provides access services to a number of interexchange carriers, who provide long distance services. LCT and its subsidiaries own fiber optic cable systems which they lease to interexchange carriers, provide Internet access, radio communications tower rentals, cellular mobile telephones and radio paging services and private branch exchange service to local customers. LCT, through a subsidiary, also provides interexchange long distance service, with a primary focus on business customers. TUC is expected to issue approximately $320 million of TUC's common stock to LCC shareholders in a stock for stock exchange, and TUC would assume approximately $8 million of LCC's debt. The acquisition is subject to certain conditions which include the approval of LCC shareholders. The acquisition of LCC will be accounted for as a purchase business combination.

2.   SIGNIFICANT ACCOUNTING POLICIES

TUC AND TU ELECTRIC
-------------------

     BASIS OF PRESENTATION -- The condensed consolidated financial statements of TUC and its subsidiaries and Texas Utilities Electric Company and its subsidiaries (TU Electric) have been prepared on the same basis as those in the 1996 Annual Reports on Form 10-K of TEI, formerly Texas Utilities Company, and TU Electric and, in the opinion of TUC or

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TU Electric, as the case may be, all adjustments (constituting only normal recurring accruals) necessary to a fair presentation of the results of operation and financial position have been included therein. The statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

     These condensed consolidated financial statements, and notes thereto, should be considered in conjunction with the consolidated financial statements, and the notes thereto, of TEI and TU Electric included in the 1996 Annual Reports on Form 10-K of TEI and TU Electric, and the information under Management's Discussion and Analysis of Financial Condition and Results of Operation herein. TUC and TU Electric each believes that its respective disclosures are adequate to make the information presented not misleading. Certain previously reported amounts have been reclassified to conform to current classifications.

     USE OF ESTIMATES -- The preparation of TUC's and TU Electric's condensed consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods covered by the condensed consolidated financial statements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments were made to previous estimates during the current period.

TUC
---

     CONSOLIDATION -- Prior to August 5, 1997, the date of the Merger, TUC did not have any assets or operations. Pursuant to the Merger, TUC became the parent of each of TEI and ENSERCH. For financial reporting purposes, TUC is being treated as the successor to TEI. Unless otherwise specified, all references to TUC, which relate to a period prior to August 5, 1997, shall be deemed to be references to TEI. Since the acquisition of ENSERCH has been accounted for as a purchase business combination, no financial and other information for ENSERCH is presented for periods prior to the date of acquisition. The condensed consolidated financial statements for the three-, nine- and twelve-months ended September 30, 1997 and as of September 30, 1997, include TEI and all of its majority-owned subsidiaries for all periods and ENSERCH and all of its majority-owned subsidiaries only from August 5, 1997 and as of September 30, 1997. The condensed consolidated financial statements for the three-, nine- and twelve-months ended September 30, 1996 and as of September 30, 1996, include TEI and all of its majority-owned subsidiaries for all periods and do not include ENSERCH or any of its subsidiaries for any periods.

     All significant intercompany items and transactions have been eliminated in consolidation. Investments in significant unconsolidated affiliates are accounted for by the equity method.

     CONSOLIDATED CASH FLOWS -- The supplemental schedule below details TUC's noncash investing and financing activities:

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                         1997             1996
                                                         ----             ----
                                                          THOUSANDS OF DOLLARS
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of ENSERCH:
   Book value of net assets (liabilities) acquired..   $(228,076)      $     --
   Goodwill acquired................................     806,056             --
   Less: Stock issued...............................     577,992             --
                                                       ---------       --------
     Cash paid......................................          12             --
   Less: Cash acquired..............................          12             --
                                                       ---------       --------
     Net cash.......................................   $      --       $     --
                                                       =========       ========

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     ENERGY MARKETING ACTIVITIES -- Certain System Companies enter into a variety of transactions and derivative financial instruments, including swaps, options, futures and other contractual arrangements. These activities are accounted for using the mark-to-market method, under which, changes in the market value of outstanding financial instruments are recognized as gains or losses in the period of change.

     GOODWILL -- The difference of $1,140,701,000 between the amount at which the investments in subsidiaries is carried by TUC and the underlying book equity of such subsidiaries is included in goodwill.

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

3.   SHORT-TERM FINANCING

TUC AND TU ELECTRIC
-------------------

     At September 30, 1997, TUC, TU Electric and ENSERCH had joint lines of credit under credit facility agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $570,000,000 outstanding at any one time at variable interest rates and terminates April 23, 1998. Facility B provides for short-term borrowings aggregating up to $1,330,000,000 outstanding at any one time at variable interest rates and terminates April 24, 2002. The combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited to an aggregate of $1,900,000,000 outstanding at any one time. ENSERCH's borrowings under both facilities are limited to an aggregate of up to $650,000,000 outstanding at any one time. Borrowings under these facilities will be used for working capital and other corporate purposes, including commercial paper backup. The total of short-term borrowings authorized by the Board of Directors of TUC at September 30, 1997, from banks or other lenders, was $2,150,000,000.

     Following the Merger, ENSERCH's commercial paper program and bank lines in the form of a revolving credit agreement were discontinued. ENSERCH retired its $204,500,000 commercial paper balance and its $260,400,000 long-term debt balance outstanding under the credit agreement. TUC advances to ENSERCH to fund these retirements and to provide for other cash needs totalled $512, 300,000 at September 30, 1997.

     In addition, two ENSERCH subsidiaries have revolving credit agreements aggregating $30,000,000, of which $25,000,000 was outstanding at September 30, 1997. These revolving credit agreements expire on March 31, 2000.

4.   CAPITALIZATION

TUC
---

     COMMON STOCK --During the nine months ended September 30, 1997, common stock equity increased by $6,070,000 due to an allocation to the accounts of participants in TUC's Employee Thrift Plan (Thrift Plan) of TUC common stock held by the Thrift Plan Trustee.

     In August 1997, TUC issued 15,861,272 shares of its authorized but unissued common stock to former holders of ENSERCH common stock pursuant to provisions of the Merger (see Note 1). In June and September 1997, TUC sold, for approximately $1,926,000, 58,000 shares of its authorized but unissued common stock under the Long-Term Incentive Compensation Plan of Texas Utilities Company System.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the Merger, TUC agreed that options for shares of ENSERCH'S common stock outstanding under ENSERCH'S stock option plans would become exercisable for shares of TUC common stock after the Merger. On August 5, 1997, options for a total of 532,948 shares of TUC common stock with an estimated value of $3,214,000 were outstanding.

     During the nine months ended September 30, 1997, TUC purchased and retired an aggregate of 2,765,000 shares of its issued and outstanding common stock for $97,333,000.

     PREFERRED STOCK -- At September 30, 1997, ENSERCH had issued and outstanding two series of preferred stock having an aggregate liquidation preference of $175,000,000.

     LONG-TERM DEBT -- In October 1997, TUC issued $125,000,000 aggregate principal amount of its 6.20% Series A Senior Notes due 2002, and $175,000,000 aggregate principal amount of its 6.375% Series B Senior Notes due 2004. Payment of the principal of and interest on the Senior Notes, when due or at maturity, is guaranteed by a financial guaranty insurance policy.

     At September 30, 1997, ENSERCH had approximately $675,000,000 of long-term debt outstanding.

TU ELECTRIC
-----------

     COMMON STOCK -- During the nine months ended September 30, 1997, TU Electric purchased and retired a total of 9,094,400 shares of its issued and outstanding common stock at a total cost of approximately $272,832,000.

     PREFERRED STOCK -- At September 30, 1997 and December 31, 1996, TU Electric had 17,000,000 shares of preferred stock authorized by its Articles of Incorporation of which 1,523,062 and 7,101,879 shares were issued and outstanding, respectively.

     During the nine months ended September 30, 1997, TU Electric redeemed or purchased 5,578,817 shares of its preferred stock (including 3,989,640 shares purchased by TEI in March 1997 pursuant to a tender offer and subsequently sold to TU Electric) with annual dividend rates ranging from 4.00% to 9.64% at a total cost of approximately $553,093,000.

     TU ELECTRIC OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF TU ELECTRIC -- Three statutory business trusts, TU Electric Capital I, TU Electric Capital II and TU Electric Capital III (each a TU Electric Trust) were established in 1995 as financing subsidiaries of TU Electric for the purposes, in each case, of issuing common and preferred trust securities, with a liquidation preference of $25 per unit, and holding Junior Subordinated Debentures issued by TU Electric (Debentures). In January 1997, two additional TU Electric Trusts, TU Electric Capital IV and TU Electric Capital V, were established for the purposes, in each case, of issuing common and preferred trust securities, with a liquidation preference of $1,000 per unit, and holding Debentures. The Debentures held by each TU Electric Trust are its only assets. Each TU Electric Trust will use interest payments received on the Debentures it holds to make cash distributions on the trust securities it has issued.

     At September 30, 1997 and December 31, 1996, preferred trust securities of each TU Electric Trust were outstanding as follows:

                                                 PREFERRED SECURITIES OUTSTANDING                        AMOUNT
                                             ---------------------------------------     ---------------------------------------
                COMPANY                      SEPTEMBER 30, 1997    DECEMBER 31, 1996     SEPTEMBER 30, 1997    DECEMBER 31, 1996
                -------                      ------------------    -----------------     ------------------    -----------------
                                                                             THOUSANDS OF DOLLARS
TU Electric Capital I (a).................       5,871,044             5,871,044               $140,806              $140,671
TU Electric Capital II (b)................       1,991,253             1,991,253                 47,356                47,301
TU Electric Capital III (c)...............       8,000,000             8,000,000                193,467               193,339
TU Electric Capital IV (d)................         100,000                    --                 97,562                    --
TU Electric Capital V (e).................         400,000                    --                395,814                    --
                                                ----------            ----------               --------              --------
     Total................................      16,362,297            15,862,297               $875,005              $381,311
                                                ==========            ==========               ========              ========

________________
(a) Trust assets are $154,869,150 principal amount, Junior Subordinated Debentures Series A, 8.25% due 9/30/30.
(b) Trust assets are $51,418,575 principal amount, Junior Subordinated Debentures Series B, 9.00% due 9/30/30.
(c) Trust assets are $206,185,575 principal amount, Junior Subordinated Debentures Series C, 8.00% due 12/31/35.
(d) Trust assets are $103,093,000 principal amount, Junior Subordinated Debentures Series D, Floating Interest Rate due 1/30/37.
(e) Trust assets are $412,372,000 principal amount, Junior Subordinated Debentures Series E, 8.175% due 1/30/37.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     LONG-TERM DEBT -- TU Electric issued the following long-term debt during the nine months ended September 30, 1997:

                                                                        PRINCIPAL          CURRENT
                          DESCRIPTION                                     AMOUNT        INTEREST RATE       MATURITY
                          -----------                                 ------------     ---------------     ----------
Collateralized pollution control revenue bonds (a)..............      $198,640,000      3.95% to 4.25%      2022-2032
Unsecured debentures............................................       300,000,000           7.17%             2007
                                                                      ------------
     Total......................................................      $498,640,000
                                                                      ============

________________
(a) All such bonds have variable interest rates and are subject to mandatory tender and remarketing from time to time. The remarketing of the bonds is supported by standby bond purchase agreements. Scheduled payments of interest and of principal at maturity or on mandatory redemption, upon the occurrence of certain events, are supported by insurance policies. Interest rates on the bonds are determined weekly and daily.

     In October 1997, the Trinity River Authority of Texas (Trinity Authority) issued $14,075,000 aggregate principal amount of Pollution Control Revenue Bonds due October 1, 2032. The bonds have variable interest rates and are subject to mandatory or optional tender and remarketing from time to time. Pursuant to an Installment Payment and Bond Amortization Agreement with the Trinity Authority, TU Electric is obligated to make payment of the purchase price of the bonds upon mandatory or optional tender and of the principal of and interest on the bonds. Such payments are supported by an irrevocable letter of credit. Draws under the letter of credit are reimbursable by TU Electric. Interest rates on the bonds are determined at varying intervals. At the time of issuance, the interest rate was 5.60%.

     During the nine months ended September 30, 1997, TU Electric redeemed, reacquired or made principal payments on the following long-term debt:

                                                                        PRINCIPAL          CURRENT
                          DESCRIPTION                                     AMOUNT        INTEREST RATE       MATURITY
                          -----------                                 ------------     ---------------     ----------
First mortgage bonds............................................      $435,800,000     6-3/8% to 9.20%      1997-2022
Collateralized pollution control revenue bonds..................       198,640,000     5.41% to 9-7/8%      2007-2021
Promissory note.................................................           910,000          8-1/4%            2022
                                                                      ------------
     Total......................................................      $635,350,000
                                                                      ============

     In October 1997, TU Electric reacquired, on the open market, $5,000,000 of its 9-3/4% First Mortgage and Collateral Trust Bonds due May 1, 2021. In November 1997, TU Electric redeemed $300,000,000 of its Floating Rate Series First Mortgage and Collateral Trust Bonds due May 1, 1999.

5.   DERIVATIVE INSTRUMENTS

TUC AND TU ELECTRIC
-------------------

     TUC's and TU Electric's operations involve managing market risks related to changes in interest rates and, for TUC, foreign exchange and commodity price exposures. Derivative instruments including swaps and forward contracts are used to reduce and manage a portion of those risks. TUC's, with the exception of the marketing activities of an ENSERCH subsidiary, Enserch Energy Services, Inc. (EES), and TU Electric's participations in derivative transactions are designed for hedging purposes; and derivative instruments are not held or issued for trading purposes.

     INTEREST RATE RISK MANAGEMENT -- At September 30, 1997, Eastern Energy Limited (Eastern Energy), a wholly-owned indirect subsidiary of TUC, had interest rate swaps outstanding with respect to certain of its debt with an aggregate notional amount of $836,193,000. These swap agreements establish a mix of fixed and variable interest rates on the outstanding debt and have remaining terms between 5 and 20 years.

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

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     FOREIGN EXCHANGE RISK MANAGEMENT -- TUC's foreign exchange exposures result from transactions denominated in currencies other than the local currency of its foreign subsidiary. At September 30, 1997, Eastern Energy had cross-currency swap agreements outstanding with an aggregate notional amount of $313,617,000 expiring on various dates through 2016.

     ELECTRICITY PRICE RISK MANAGEMENT -- Eastern Energy and the other distribution companies in Victoria purchase their power from a competitive power pool operated by a statutory, independent corporation. Eastern Energy purchases about 95% of its energy from this pool, the cost of which is based on spot market prices. Eastern Energy has entered into wholesale market contracts to cover a substantial majority of its forecasted load through the end of 2000. These contracts fix the price of energy within a certain range for the purpose of hedging or protecting against fluctuations in the spot market price. Eastern Energy's contracts related to its forecasted contestable and franchise load cover a notional volume of approximately 18 million MWh's for 1997 through 2000. Under these contracts, payments are made between Eastern Energy and the generators representing the difference between the wholesale electricity market price and the contract price. The net payable or receivable is recognized in earnings as adjustments to purchased power expense in the period the related transactions are completed.

     NATURAL GAS MARKETING ACTIVITIES -- TUC, through EES, is a marketer of natural gas and natural gas services. As part of these business activities, EES enters into a variety of transactions, including forward contracts that principally involve physical delivery of natural gas, and derivative financial instruments, including swaps, options, futures and other contractual arrangements. The derivative transactions are concentrated with established energy companies and major financial institutions.

     EES's marketing activities involve price commitments into the future and, therefore, give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Net open portfolio positions often result from the origination of new transactions or in response to changing market conditions.

     EES enters into contracts to purchase and sell natural gas for physical delivery in the future. At September 30, 1997, EES had net commitments to sell approximately 41.0 billion cubic feet (Bcf) of natural gas through the year 2003 with offsetting net financial positions to purchase approximately 48.1 Bcf.

     CREDIT RISK -- Credit risk relates to the risk of loss that TUC, TU Electric and ENSERCH would incur as a result of nonperformance by counterparties to their respective derivative instruments. TUC and TU Electric believe the risk of nonperformance by counterparties is minimal.

6.   REGULATION AND RATES

TU ELECTRIC
-----------

     In late 1996, as part of its regular earnings monitoring process, the Public Utility Commission of Texas (PUC) staff, after reviewing the 1995 Electric Investor-Owned Utilities Earnings Report of TU Electric, advised the PUC that it believed TU Electric was earning in excess of a reasonable rate of return, and the PUC and TU Electric subsequently began discussions concerning possible remedies. It was decided to limit negotiations to a resolution of issues concerning TU Electric's earnings through 1997, and discussion of a long-term resolution was deferred. In July 1997, the PUC issued its final written order approving TU Electric's proposal to make a one-time $80 million refund to its customers and to leave rates unchanged during the remainder of 1997. TU Electric recorded the charge to revenues in July 1997 and included the refunds in August 1997 billings. The proposal was the result of a joint stipulation in which TU Electric was joined by the PUC General Counsel, on behalf of the PUC Staff and the public interest, the Office of Public Utility Counsel, the state agency charged with representing the interests of residential and small commercial customers, and the Coalition of Cities served by TU Electric. TU Electric is continuing its negotiations with respect to a longer-term settlement of the issues and, at this time, is unable to predict the outcome of any of these negotiations.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Also in July 1997, the PUC ruled on TU Electric's petition seeking final reconciliation of all eligible fuel and purchased power expenses incurred during the reconciliation period of July 1, 1992 through June 30, 1995 (approximately $4.7 billion). In the ruling, the PUC disallowed approximately $80 million of eligible fuel related costs (including interest) incurred during the reconciliation period (Fuel Disallowance). The majority of the Fuel Disallowance (approximately $67 million) is related to replacement fuel costs as a result of the November 1993 collapse of the emissions chimney serving Unit 3 of the Monticello lignite-fueled generating station. In addition, the PUC ruled that approximately $10 million from the gain on sale of sulfur dioxide allowances should be deferred and reconsidered at a future date. TU Electric received a final written order from the PUC and recorded the charge to revenues in August 1997. TU Electric strongly disagrees with the Fuel Disallowance and continues to vigorously defend its position. TU Electric has appealed the PUC's order to the District Court of Travis County, Texas.

     TU Electric, in July 1997, petitioned the PUC for and received interim approval of a fuel refund to customers of approximately $67 million, including interest, in over-collected fuel costs for the period October 1995 through May 1997 (Fuel Refund). Such over-collection was primarily due to TU Electric's ability to use less expensive nuclear fuel and purchased power to offset a higher-priced natural gas market during the period. Customer refunds were included in August 1997 billings. A final order confirming the Fuel Refund was entered by the PUC in October 1997.

TUC
---

     In October 1996, Lone Star Pipeline (a division of ENSERCH), filed a request with the Railroad Commission of Texas (RRC) to increase the rate it charges Lone Star Gas (a division of ENSERCH), to store and transport gas ultimately destined for residential and commercial customers in the 550 Texas cities and towns served by Lone Star Gas. Lone Star Gas also requested that the RRC separately set rates for costs to aggregate gas supply for these cities. Rates currently in effect were set by the RRC in 1982. The purpose of the rate request was to allow for the recovery of a substantial increase in the cost of doing business since 1982 and to cover significant capital investments of approximately $420 million made during the past 14 years to maintain and improve the reliability and safety of the pipeline system and help reduce natural-gas supply costs.

     In May 1997, the RRC issued an order setting new rates for ENSERCH that would have reduced the current margin by approximately 7 percent. The order would allow 100 percent recovery of gas cost subject to a reconciliation procedure after three years and would impose certain restrictions on the recovery of gas purchased from affiliates. ENSERCH and other parties to the case filed motions for rehearing of the order. In August 1997, the RRC issued an order partially granting and partially denying the motions for rehearing. The August order reduces the current margin an additional 3 percent beyond the May 20 order.

     The August order was met with additional motions for rehearing which were granted in part and denied in part. On September 30, 1997, the RRC issued a second order on rehearing, which did not change the margin set in the prior order. On November 4, 1997, the RRC acted on the motions for rehearing filed in response to the September 30, 1997 order by denying the motions. Pursuant to the tariffs approved by the RRC, the new rates will become effective on December 1, 1997, if no further changes to the order are made. ENSERCH has 30 days to appeal the decision.

     Prior to the ENSERCH filing of a request for a rate increase, the RRC ordered a general inquiry into the rates and services of Lone Star Gas. The scope of the inquiry has not been defined fully, but it will focus initially on historical gas costs and unbundling issues. A hearing on the gas cost issues is set to begin in August 1998. TUC management is unable to determine at this time the ultimate outcome of this inquiry.

7.   COMMITMENTS AND CONTINGENCIES

TU ELECTRIC
-----------

     COOLING WATER CONTRACTS -- TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $30,475,000 at September 30, 1997, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2%

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


to 7%. TU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TU Electric. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $74,780,000 remaining principal amount of bonds at September 30, 1997, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality.

     NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL -- TU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of the Comanche Peak nuclear generating station (Comanche Peak), whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in an external trust fund (included in other investments). At September 30, 1997, such reserve totaled $114,393,000 which includes an accrual of $13,634,000 and $18,179,000 for the nine and twelve months ended September 30, 1997, respectively. As of September 30, 1997, the market value of assets in the external trust fund for decommissioning of Comanche Peak was $151,131,000. Any difference between the market value of the external trust fund and the decommissioning reserve that represents unrealized gains or losses of the trust fund is treated as a regulatory liability or a regulatory asset. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study during 1992 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities, were estimated to be $255,000,000 and $344,000,000, respectively. Decommissioning activities are projected to begin in 2030 and 2033 for Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. TU Electric is recovering such costs based upon the 1992 study through rates placed in effect under its January 1993 rate increase request. An updated site-specific study will be performed and completed by the end of 1997. Actual decommissioning costs are expected to differ from estimates due to changes in the assumed dates of decommissioning activities, regulatory requirements, technology and costs of labor, materials and equipment.

TUC AND TU ELECTRIC
-------------------

GENERAL

     In addition to the above, TUC and TU Electric are involved in various legal and administrative proceedings which, in the opinion of the management of each, should not have a material effect upon its financial position, results of operation or cash flows.

INDEPENDENT ACCOUNTANTS' REPORT



Texas Utilities Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company and subsidiaries (the Company) as of September 30, 1997, and the related condensed statements of consolidated income for the three-month, nine-month and twelve-month periods ended September 30, 1997 and 1996, and of consolidated cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of TUC's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Texas Energy Industries, Inc.
(TEI), formerly Texas Utilities Company as of December 31, 1996, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 12, 1997, we expressed an unqualified opinion on those consolidated financial statements, which opinion included an explanatory paragraph concerning TEI's change in accounting for the impairment of long-lived assets and long-lived assets to be disposed of. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP
Dallas, Texas

November 12, 1997

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Electric Company and subsidiaries (TU Electric) as of September 30, 1997, and the related condensed statements of consolidated income for the three-month, nine-month and twelve-month periods ended September 30, 1997 and 1996, and of consolidated cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of TU Electric's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of TU Electric as of December 31, 1996, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 12, 1997, we expressed an unqualified opinion on those consolidated financial statements, which opinion included an explanatory paragraph concerning TU Electric's change in accounting for the impairment of long-lived assets and long-lived assets to be disposed of. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP
Dallas, Texas

November 12, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

TUC AND TU ELECTRIC
-------------------

     This report and other presentations made by Texas Utilities Company (TUC) and its direct and indirect subsidiaries (System Companies) or Texas Utilities Electric Company and its subsidiaries (TU Electric) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TUC and TU Electric each believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of TUC or TU Electric to differ materially from those projected in such forward-looking statement: (i) prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission, the Public Utility Commission of Texas (PUC), the Railroad Commission of Texas (RRC), the Nuclear Regulatory Commission, and, in the case of TUC, the Office of the Regulator General of Victoria, Australia, with respect to allowed rates of return, industry and rate structure, purchased power and investment recovery, operations of nuclear generating facilities, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, decommissioning costs, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) weather conditions and other natural phenomena, (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns, (iv) competition for retail and wholesale customers, (v) pricing and transportation of crude oil, natural gas and other commodities, (vi) unanticipated changes in interest rates, rates of inflation or in foreign exchange rates, (vii) unanticipated changes in operating expenses and capital expenditures, (viii) capital market conditions, (ix) competition for new energy development opportunities, (x) legal and administrative proceedings and settlements, (xi) inability of the various counterparties to meet their obligations with respect to TUC's and TU Electric's financial instruments, (xii) changes in technology used and services offered by TUC and TU Electric, and
(xiii) significant changes in TUC's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.

     Any forward-looking statement speaks only as of the date on which such statement is made, and neither TUC nor TU Electric undertakes any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for TUC or TU Electric to predict all of such factors, nor can they assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

BUSINESS MERGERS AND ACQUISITIONS

TUC
---

     On August 5, 1997, the merger transactions (Merger) provided for in a previously announced agreement between Texas Utilities Company, now known as Texas Energy Industries, Inc. (TEI) and ENSERCH Corporation (ENSERCH) were completed. At the effective time of the Merger: (i) Texas Utilities Company changed its name to TEI, (ii) TEI and ENSERCH merged with wholly-owned subsidiaries of TUC Holding Company, which now owns all the common stock of TEI and of ENSERCH, (iii) TUC Holding Company changed its name to TUC, (iv) each share of TEI's common stock was automatically converted into one share of common stock of TUC, and (v) each share of common stock of ENSERCH was automatically converted into 0.225 share of common stock of TUC, with cash issued in lieu of fractional shares. The share conversions were tax-free transactions.

     Businesses and subsidiaries acquired in the Merger were Lone Star Gas Company (Lone Star Gas), one of the largest gas distribution companies in the United States and the largest in Texas, serving over 1.3 million customers and providing service through over 23,500 miles of distribution mains; Lone Star Pipeline Company (Lone Star Pipeline), one of the largest pipelines in the United States, consisting of 8,000 miles of gathering and transmission pipelines in Texas; and subsidiaries engaged in natural gas processing, natural gas marketing, independent power production and international gas distribution systems development.

     In the Merger, 15,861,272 shares of TUC common stock, valued at approximately $565 million, were issued to former holders of ENSERCH common stock. At the date of the Merger, ENSERCH had debt and preferred stock outstanding of approximately $1.3 billion. (See Note 4 to Condensed Consolidated Financial Statements.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The acquisition of ENSERCH was accounted for as a purchase business combination. The assets and liabilities of ENSERCH, at the Merger date, August 5, 1997, were adjusted to their estimated fair values, and the excess of the purchase price paid by TUC over the estimated fair value of ENSERCH's net assets acquired and liabilities assumed was recorded as goodwill on ENSERCH's balance sheet and is being amortized over 40 years. The process of determining the fair value of assets and liabilities at the Merger date is continuing, and the final result awaits the resolution of income tax and other contingencies and finalization of some preliminary estimates. ENSERCH's results of operation, from the date of the acquisition, are reflected in the consolidated financial statements of TUC and its subsidiaries.

     In August 1997, TUC announced that it had entered into a definitive agreement to acquire Lufkin-Conroe Communications Co. (LCC). LCC is the parent company of Lufkin-Conroe Telephone Exchange, Inc. (LCTX) and Lufkin-Conroe Telecommunications Corporation (LCT) and its subsidiaries. LCTX is an independent local exchange carrier which has provided telephone services for almost 100 years, and as of September 1997, was the fourth largest telephone company in Texas (28th largest in the United States). LCTX has sixteen exchanges that serve approximately 100,000 access lines in the Alto, Conroe and Lufkin areas of southeast Texas. It also provides access services to a number of interexchange carriers, who provide long distance services. LCT and its subsidiaries own fiber optic cable systems which they lease to interexchange carriers, provide Internet access, radio communications tower rentals, cellular mobile telephones and radio paging services and private branch exchange service to local customers. LCT, through a subsidiary, also provides interexchange long distance service, with a primary focus on business customers. TUC is expected to issue approximately $320 million of TUC's common stock to LCC shareholders in a stock for stock exchange, and TUC would assume approximately $8 million of LCC's debt. The acquisition is subject to certain conditions which include the approval of LCC shareholders. The acquisition of LCC will be accounted for as a purchase business combination.

GENERAL

TUC
---

     Prior to August 5, 1997, the date of the Merger, TUC did not have any assets or operations. Pursuant to the Merger, TUC became the parent of each of TEI and ENSERCH. For financial reporting purposes, TUC is being treated as the successor to TEI. Unless otherwise specified, all references to TUC, which relate to a period prior to August 5, 1997, shall be deemed to be references to TEI. Since the acquisition of ENSERCH has been accounted for as a purchase business combination, no financial and other information for ENSERCH is presented for periods prior to the date of acquisition. The condensed consolidated financial statements for the three-, nine- and twelve-months ended September 30, 1997 and as of September 30, 1997, include TEI and all of its majority-owned subsidiaries for all periods and ENSERCH and all of its majority-owned subsidiaries only from August 5, 1997 and as of September 30, 1997. The condensed consolidated financial statements for the three-, nine- and twelve-months ended September 30, 1996 and as of September 30, 1996, include TEI and all of its majority-owned subsidiaries for all periods and does not include ENSERCH or any of its subsidiaries for any periods.

     Certain TUC comparisons in this Quarterly Report on Form 10-Q have been affected by the August 1997 acquisition of ENSERCH by TUC and the December 1995 acquisition of Eastern Energy Limited (Eastern Energy) by Texas Utilities Australia Pty. Ltd. (TU Australia), a wholly-owned subsidiary of TEI. The results of operation of ENSERCH and Eastern Energy are included only for the periods subsequent to their respective dates of acquisition.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

TUC AND TU ELECTRIC
-------------------

     For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in TEI's and TU Electric's Annual Reports on Form 10-K for the year 1996 (1996 Form 10-K). Quarterly results presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of the System Companies have occurred subsequent to year-end other than as disclosed in other reports of TUC, TEI, TU Electric and ENSERCH or included herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     External funds of a permanent or long-term nature are obtained through the issuance of common stock, preferred stock, preferred securities and long-term debt by the System Companies. The capitalization ratios of the System Companies at September 30, 1997 consisted of approximately 54% long-term debt, 5% preferred securities of trusts, 2% preferred stock and 39% common stock equity. The capitalization ratios of TU Electric at September 30, 1997 consisted of approximately 46% long-term debt, 6% preferred securities of trusts, 1% preferred stock and 47% common stock equity.

     In October 1997, TUC issued $125,000,000 aggregate principal amount of its 6.20% Series A Senior Notes due 2002, and $175,000,000 aggregate principal amount of its 6.375% Series B Senior Notes due 2004. Payment of the principal of and interest on the Senior Notes, when due or at maturity, is guaranteed by a financial guaranty insurance policy.

     In October 1997, the Trinity River Authority of Texas issued $14,075,000 aggregate principal amount of Pollution Control Revenue Bonds due October 1, 2032 (Taxable Bonds). In July 1997, the Brazos River Authority, the Sabine River Authority of Texas and the Trinity River Authority of Texas issued $92,290,000 aggregate principal amount of Pollution Control Revenue Refunding Bonds due July 1, 2022 collateralized by TU Electric's First Mortgage Bonds. In February 1997, the Brazos River Authority issued $106,350,000 aggregate principal amount of Pollution Control Revenue Refunding Bonds due February 1, 2032 collateralized by TU Electric's First Mortgage Bonds. All such bonds have variable interest rates and are subject to mandatory tender and/or remarketing from time to time. The remarketing of the bonds is supported by standby bond purchase agreements, or in the case of the Taxable Bonds, a direct-pay letter of credit. Scheduled payments of interest and of principal at maturity or on mandatory redemption, upon the occurrence of certain events with respect to such bonds are supported by insurance policies or, in the case of the Taxable Bonds, a direct-pay letter of credit. Interest rates on the bonds are determined daily, weekly and/or multiannually or for variable rate periods . Currently, such rates range from 3.70% to 5.60%.

     In August 1997, TU Electric issued $300,000,000 aggregate principal amount of 7.17% Unsecured Debentures due 2007.

     To date in 1997, the System Companies have redeemed, reacquired or made principal payments of $2,339,407,000 (including $1,766,275,000 for TU Electric) on long-term debt and preferred stock.

     In March 1997, TEI completed its tender offer for any and all shares of 20 series of TU Electric's preferred stock, including preferred stock underlying depositary shares. TEI funded the purchase of 3,989,640 shares of preferred stock at a total cost of approximately $404,000,000 primarily through the issuance of commercial paper. In May and June 1997, TEI sold such shares to TU Electric for approximately $408,000,000. Upon purchase by TU Electric, the shares were retired. TU Electric's purchase of the shares was funded with a portion of proceeds from the sale of capital securities in January 1997.

     At September 30, 1997, TUC, TU Electric and ENSERCH had joint lines of credit under credit facility agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $570,000,000 outstanding at any one time at variable interest rates and terminates April 23, 1998. Facility B provides for short-term borrowings aggregating up to $1,330,000,000 outstanding at any one time at variable interest rates and terminates April 24, 2002. The combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited to an aggregate of $1,900,000,000 outstanding at any one time. ENSERCH's borrowings under both facilities are limited to an aggregate of up to $650,000,000 outstanding at any one time. Borrowings under these facilities will be used for working capital and other corporate purposes, including commercial paper backup. The total of short-term borrowings authorized by the Board of Directors of TUC at September 30, 1997, from banks or other lenders, was $2,150,000,000.

     Following the Merger, ENSERCH's commercial paper program and and bank lines in the form of a revolving credit agreement were discontinued. ENSERCH retired its $204,500,000 commercial paper balance and its $260,400,000 long-term debt balance outstanding under the credit agreement. TUC advances to ENSERCH to fund these retirements and to provide for other cash needs totalled $512,300,000 at September 30, 1997.

     In addition, two ENSERCH subsidiaries have revolving credit agreements aggregating $30,000,000, of which $25,000,000 was outstanding at September 30, 1997. These revolving credit agreements expire on March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The System Companies may issue additional debt and equity securities as needed, including the possible future sale: (i) by TU Electric of up to $148,850,000 principal amount of debt securities, (ii) by TU Electric of up to 250,000 shares of Cumulative Preferred Stock ($100 liquidation value), and (iii) by ENSERCH of up to $225,000,000 aggregate principal amount of securities, all of which are currently registered with the Securities and Exchange Commission
(SEC) for offering pursuant to Rule 415 under the Securities Act of 1933.

     TUC's and TU Electric's operations involve managing market risks related to changes in interest rates and, for TUC, foreign exchange and commodity price exposures. Derivative instruments including swaps and forward contracts are used to reduce and manage a portion of those risks. TUC's, with the exception of the marketing activities of an ENSERCH subsidiary, Enserch Energy Services, Inc.
(EES), and TU Electric's participations in derivative transactions are designed for hedging purposes; and derivative instruments are not held or issued for trading purposes. TUC's foreign exchange exposures result from transactions denominated in currencies other than the local currency of its foreign subsidiary. As of September 30, 1997, the aggregate notional amount of such exposure was $313,617,000. TUC enters into currency swaps to reduce foreign exchange exposure. As of September 30, 1997, net deferred gains and losses associated with the currency swaps were not material. As part of its natural gas marketing activities, EES enters into forward contracts that principally involve physical delivery of natural gas and derivative financial instruments, including swaps, options, futures and other contractual arrangements to offset price risks of gas supply. These activities involve price commitments into the future and, therefore, give rise to market risk. EES applies mark-to-market accounting to its business activities. At September 30, 1997, natural gas marketing operations had net commitments to sell approximately 41.0 billion cubic feet (Bcf) of natural gas through the year 2003 with offsetting net financial positions to purchase approximately 48.1 Bcf. Credit risk relates to the risk of loss that TUC, TU Electric and ENSERCH would incur as a result of nonperformance by counterparties to their respective derivative instruments. TUC and TU Electric believe the risk of nonperformance by counterparties is minimal. For other information regarding derivative instruments, see Note 5 to Condensed Consolidated Financial Statements.

REGULATION, RATES AND COMPETITION

TUC AND TU ELECTRIC
-------------------

     Under the current regulatory environment, certain System Companies are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In the event a company no longer meets the criteria for application of SFAS 71 due to significant changes in regulation or competition, the affected company would discontinue the application of SFAS 71. If a portion of the affected company's operations continues to meet the criteria for application of SFAS 71, only that portion would be subject to SFAS 71 treatment. Should significant changes in regulation or competition occur, the affected company would be required to assess the recoverability of certain assets, including plant, and, if impaired, to write down the assets to reflect their fair market value. The System Companies cannot predict whether or to what extent changes may occur requiring the partial or complete discontinuation of SFAS 71 application.

     In order to remain competitive, TUC and TU Electric are aggressively managing their operating costs and capital expenditures through streamlined business processes and are developing and implementing strategies to address an increasingly competitive environment. These strategies include initiatives to improve their return on corporate assets and to maximize shareholder value through new marketing programs, creative rate design, and new business opportunities. Additional initiatives under consideration include the potential disposition or alternative utilization of existing assets and the restructuring of strategic business units.

TU ELECTRIC
-----------

     In late 1996, as part of its regular earnings monitoring process, the Public Utility Commission of Texas (PUC) staff, after reviewing the 1995 Electric Investor-Owned Utilities Earnings Report of TU Electric, advised the PUC that it believed TU Electric was earning in excess of a reasonable rate of return, and the PUC and TU Electric subsequently began discussions concerning possible remedies. It was decided to limit negotiations to a resolution of issues concerning TU Electric's earnings through 1997, and discussion of a long-term resolution was deferred. In July 1997, the PUC issued its final written order approving TU Electric's proposal to make a one-time $80 million refund to its customers (Rate Settlement), and to leave rates unchanged during the remainder of 1997. TU Electric recorded the charge to revenues in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

July 1997 and included the refunds in August 1997 billings. The proposal was the result of a joint stipulation in which TU Electric was joined by the PUC General Counsel, on behalf of the PUC Staff and the public interest, the Office of Public Utility Counsel, the state agency charged with representing the interests of residential and small commercial customers, and the Coalition of Cities served by TU Electric. TU Electric is continuing its negotiations with respect to a longer-term settlement of the issues and, at this time, is unable to predict the outcome of any of these negotiations.

     Also in July 1997, the PUC ruled on TU Electric's petition seeking final reconciliation of all eligible fuel and purchased power expenses incurred during the reconciliation period of July 1, 1992 through June 30, 1995 (approximately $80 billion). In the ruling, the PUC disallowed approximately $80 million of eligible fuel related costs (including interest) incurred during the reconciliation period (Fuel Disallowance). The majority of the Fuel Disallowance (approximately $67 million) is related to replacement fuel costs as a result of the November 1993 collapse of the emissions chimney serving Unit 3 of the Monticello lignite-fueled generating station. In addition, the PUC ruled that approximately $10 million from the gain on sale of sulfur dioxide allowances should be deferred and reconsidered at a future date. TU Electric received a final written order from the PUC and recorded the charge to revenues in August 1997. TU Electric strongly disagrees with the Fuel Disallowance and continues to vigorously defend its position. TU Electric has appealed the PUC's order to the District Court of Travis County, Texas.

     TU Electric, in July 1997, petitioned the PUC for and received interim approval of a fuel refund to customers of approximately $67 million, including interest, in over-collected fuel costs for the period October 1995 through May 1997 (Fuel Refund). Such over-collection was primarily due to TU Electric's ability to use less expensive nuclear fuel and purchased power to offset a higher-priced natural gas market during the period. Customer refunds were included in August 1997 billings. A final order confirming the Fuel Refund was entered by the PUC in October 1997.

     While TU Electric has experienced competitive pressures in the wholesale market resulting in a small loss of load since the beginning of 1993, wholesale sales represented a relatively low percentage of TU Electric's consolidated operating revenues for the three-, nine- and twelve-month periods ended September 30, 1997. TU Electric is unable to predict the extent of future competitive developments in either the wholesale or retail markets or what impact, if any, such developments may have on its operations.

TUC
---

     In October 1996, Lone Star Pipeline (a division of ENSERCH), filed a request with the RRC to increase the rate it charges Lone Star Gas (a division of ENSERCH), to store and transport gas ultimately destined for residential and commercial customers in the 550 Texas cities and towns served by Lone Star Gas. Lone Star Gas also requested that the RRC separately set rates for costs to aggregate gas supply for these cities. Rates currently in effect were set by the RRC in 1982. The purpose of the rate request was to allow for the recovery of a substantial increase in the cost of doing business since 1982 and to cover significant capital investments of approximately $420 million made during the past 14 years to maintain and improve the reliability and safety of the pipeline system and help reduce natural-gas supply costs.

     In May 1997, the RRC issued an order setting new rates for ENSERCH that would have reduced the current margin by approximately 7 percent. The order would allow 100 percent recovery of gas cost subject to a reconciliation procedure after three years and would impose certain restrictions on the recovery of gas purchased from affiliates. ENSERCH and other parties to the case filed motions for rehearing of the order. In August 1997, the RRC issued an order partially granting and partially denying the motions for rehearing. The August order reduces the current margin an additional 3 percent beyond the May 20 order.

     The August order was met with additional motions for rehearing which were granted in part and denied in part. On September 30, 1997, the RRC issued a second order on rehearing, which did not change the margin set in the prior order. On November 4, 1997, the RRC acted on the motions for rehearing filed in response to the September 30, 1997 order by denying the motions. Pursuant to the tariffs approved by the RRC, the new rates will become effective on December 1, 1997, if no further changes to the order are made. ENSERCH has 30 days to appeal the decision.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Prior to the ENSERCH filing of a request for a rate increase, the RRC ordered a general inquiry into the rates and services of Lone Star Gas. The scope of the inquiry has not been defined fully, but it will focus initially on historical gas costs and unbundling issues. A hearing on the gas cost issues is set to begin in August 1998. TUC Management is unable to determine at this time the ultimate outcome of this inquiry.

CAPITAL EXPENDITURES

TUC AND TU ELECTRIC
-------------------

     The re-evaluation of growth expectations, the effects of inflation, additional regulatory requirements and the availability of fuel, labor, materials and capital may result in changes to the estimated construction costs and dates of completion in TUC's and TU Electric's construction programs (see
Item 2. Properties -- Capital Expenditures in the 1996 Form 10-K). Commitments in connection with the construction program are generally revocable subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties.

     TUC and TU Electric each plans to seek new investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will likely enhance the long-term returns to shareholders. The timing and amounts of any specific new business investment opportunities are presently undetermined.

RESULTS OF OPERATION

TUC
---

     For the three-, nine- and twelve-month periods ended September 30, 1997, TUC's consolidated net income decreased approximately 19%, 18% and 18% as compared to the respective periods ended September 30, 1996. For TUC and TU Electric, from which most of TUC's consolidated earnings is derived, the major factors affecting earnings for all current periods were more normal weather conditions as compared to the respective prior periods, the Rate Settlement and the Fuel Disallowance.

     TUC's condensed statement of consolidated income for the three-, nine- and twelve-month periods ended September 30, 1997, is affected by the results of operation of ENSERCH which are included for the periods subsequent to August 5, 1997. For the twelve months ended September 30, 1997, TUC's condensed statement of consolidated income includes operating revenues of $277 million, operating expenses of $278 million (including income tax benefits) and interest expense and preferred stock dividends of $15 million, which represent ENSERCH's results of operation.

     TUC's condensed statement of consolidated income for the twelve-month period ended September 30, 1997, is also affected by a full twelve month's results of operation of Eastern Energy, which was acquired by TU Australia in December 1995. For the twelve months ended September 30, 1997, TUC's condensed statement of consolidated income includes operating revenues of $496 million, operating expenses of $404 million (including income tax expense) and interest expense of $79 million, which represent Eastern Energy's results of operation.

TU ELECTRIC
-----------

     For the three- and twelve-month periods, operating revenues increased approximately 4% and 1%, respectively. Operating revenues decreased approximately 1% for the nine-month period. The following table details the factors contributing to these changes:

                                                                               INCREASE (DECREASE)
                                                            ----------------------------------------------------------
                                                            THREE MONTHS ENDED  NINE MONTHS ENDED  TWELVE MONTHS ENDED
                                                            ------------------  -----------------  -------------------
                         FACTORS                                               THOUSANDS OF DOLLARS
                         -------
Base rate revenue.......................................          $ 34,758           $(48,885)           $(27,724)
Fuel revenue and power cost recovery factor revenue.....            20,387            (30,503)             53,012
Transmission service revenue............................            28,195             84,683              84,683
Other revenue...........................................           (19,396)           (31,459)            (25,112)
                                                                  --------           --------            --------
     Total..............................................          $ 63,944           $(26,164)           $ 84,859
                                                                  ========           ========            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Total energy sales for the three-, nine-and twelve-month periods increased by approximately 8%, 1% and 2%, respectively. Total energy sales for the three-month period increased primarily as a result of warmer weather conditions as compared to the prior period. Total energy sales did not change significantly for the nine- and twelve-month periods. The increase in base rate revenue for the three-month period is due primarily to warmer weather conditions partially offset by the Rate Settlement. The decrease in base rate revenue for the nine- and twelve-month periods was due primarily to the Rate Settlement and milder weather, partially offset by customer growth. Increases in transmission service revenue for the three-, nine- and twelve-month periods are due to the recognition of revenues from implementing the PUC's Open Access Transmission Rule effective January 1, 1997. Other revenues decreased for all periods due primarily to the deferral in August 1997 of previous gains on the sale of sulfur dioxide allowances and the classification of wheeling revenues as other revenues in prior periods.

     Fuel revenue for the three-month and twelve-month periods increased as a result of increases in energy sales, partially offset by the Fuel Disallowance. The decrease in fuel revenue for the nine-month period was primarily due to the Fuel Disallowance.

     Fuel and purchased power expense for the three-, nine- and twelve-month periods increased 15%, 2% and 6%, respectively, primarily due to increased energy sales as compared to the prior periods and increases in spot market gas prices.

     Operation and maintenance expenses increased for the three-, nine-, and twelve-month periods due primarily to transmission tariffs implemented in January 1997.

     Other income and (deductions) -- net was affected for the three-, nine- and twelve-month periods, as compared to prior periods, by a gain on disposition of property in July 1996.

     Income tax benefits related to other income decreased for the nine-month and twelve-month periods primarily due to an IRS audit adjustment reflected in the respective prior periods and was partially offset by the initial effect of the implementation of a change in TU Electric's state franchise tax status effective January 1, 1997 (see Note 2 to Condensed Consolidated Financial Statements). The resulting increase in TU Electric's effective income tax rate increased the value of its unamortized regulatory assets.

     Interest on mortgage bonds decreased as compared to the prior periods due to reduced interest requirements resulting from TU Electric's refinancing efforts. Decreases in interest on other long-term debt for the three-, nine- and twelve-month periods were affected by the prepayment in August and September 1996 of TU Electric's borrowings under a term credit agreement. Other interest increased for the three-month period due primarily to interest related to the PUC's disallowance of eligible fuel related costs in 1997. Other interest decreased for the nine- and twelve-month periods due primarily to an interest payment related to a settlement with the Internal Revenue Service in June 1996, partially offset by interest related to the Fuel Disallowance. Increases in distribution on preferred securities of trusts resulted from the issuance, in December 1995 and January 1997, of TU Electric obligated, mandatorily redeemable, preferred securities of trusts.

     For the three-, nine- and twelve-month periods, preferred stock dividends decreased due primarily to the redemption of significant portions of TU Electric's preferred stock.

ACCOUNTING CHANGE

TUC
---

     TUC intends to adopt Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," in its 1998 annual report when it is required. This statement establishes standards for defining and reporting business segments. TUC is currently determining the appropriate segments to be covered by this disclosure.

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

TUC
---

     As previously reported in the 1996 Annual Report on Form 10-K of TEI, in October 1995, the Antitrust Division of the U.S. Department of Justice (DOJ) submitted a civil investigative demand (CID) to TEI. The CID requested documents and information relating to an investigation of whether alleged tying arrangements or other actions that unreasonably deny or condition access to TU Electric's transmission system by others had occurred in violation of certain antitrust laws. In response, TEI submitted various documents and information to the DOJ. By letter dated November 4, 1997, the DOJ has advised TEI that the CID investigation has been closed and the documents will be returned.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

TUC AND TU ELECTRIC
-------------------

   (a)   Exhibits filed as a part of Part II are:

         2    -  Agreement and Plan of Merger dated as of August 23, 1997 among
                 TUC, TUCOM Acquisition Co. and LCC. (Previously filed in file number 333-37131 as Exhibit 2).

         4(a) - Indenture (For Unsecured Debt Securities), dated as of August 1, 1997, between TU Electric and The Bank of New York, Trustee.

         4(b) - Officer's Certificate, dated August 18, 1997, establishing terms of TU Electric's 7.17% Debentures due August 1, 2007.

         15   -  Letters from Deloitte & Touche LLP as to unaudited interim financial information
                 15(a)  Texas Utilities Company
                 15(b)  Texas Utilities Electric Company

         27   -  Financial Data Schedules
                 27(a)  Texas Utilities Company
                 27(b)  Texas Utilities Electric Company

   (b)    Reports on Form 8-K filed since June 30, 1997:

          Date of Report           Item Reported
          --------------           -------------

          TUC
          ---

          August 5, 1997           Item 5. Other Events
          August 25, 1997          Item 5. Other Events

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



                                                 TEXAS UTILITIES COMPANY



                                             By    /s/ Marc D. Moseley
                                             ---------------------------------
                                                     Marc D. Moseley
                                                Controller and Principal
                                                   Accounting Officer


Date: November 12, 1997

________________________________________________________________________________


                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             TEXAS UTILITIES ELECTRIC COMPANY



                                             By    /s/ Marc D. Moseley
                                               --------------------------------
                                                      Marc D. Moseley
                                                 Controller and Principal
                                                    Accounting Officer


Date: November 12, 1997

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------

   2    -     Agreement and Plan of Merger dated as of August 23, 1997 among
              TUC, TUCOM Acquisition Co. and LCC. (Previously filed in file number 333-37131 as Exhibit 2).

   4(a) - Indenture (For Unsecured Debt Securities), dated as of August 1, 1997, between TU Electric and The Bank of New York, Trustee.

   4(b) - Officer's Certificate, dated August 18, 1997, establishing terms of TU Electric's 7.17% Debentures due August 1, 2007.

   15   -     Letters from Deloitte & Touche LLP as to unaudited interim financial information
               15(a)     Texas Utilities Company
               15(b)     Texas Utilities Electric Company

   27   -     Financial Data Schedules
               27(a)     Texas Utilities Company
               27(b)     Texas Utilities Electric Company